Form 10-K
period 2011-12-31
Home Treasure Finders, Inc.
filed 2012-03-27
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2011

Commission File Number 333-176154

Home Treasure Finders, Inc.
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:
None

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

State issuer’s revenues for the most recent fiscal year:  $-0-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

The aggregate market value of the voting stock held by non-affiliates (3,425,800 shares of no par value Common Stock) was        $ 342,580 as of  March 28, 2012. The stock price for computation purposes was $ 0.10 per share, based on the fact that the Registrant is offering to sell shares to the public at a price of $0.10 per share pursuant to its IPO and Registration Statement on Form S-1 made effective on  January 26, 2012 . The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, March 28, 2012 was: 11,425,800 shares.

HOME TREASURE FINDERS, INC.
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on July 28, 2008.

In March of  2010, we adopted the current focus of our business, which is providing real estate agents with buyer leads thereby obtaining  referral commissions from  subsequent sales. Under Colorado law we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted us the “Employing Broker” license, which satisfies the regulatory requirements.

We have borrowed money from our President, Corey Wiegand, and we are conducting, an IPO to raise working capital as required to activate our business.

We have a web site under development, but as of the date of this prospectus, only a portion of the site is activated. The address is www.hometreasurefinders.com .  A portion of the funds we are raising in our IPO will be used to complete our website which is a key element of our business plan

 Principal Services and their Markets

Home Treasure Finders is a licensed real estate brokerage specializing in buyer agency. The Company’s mission is to help established realtors generate and convert IVR leads. We plan to generate the leads with IVR or “integrated voice response.” Once our system is fully functional it will incorporate call capture technology to provide agents with real time access to buyer and seller leads.

Marketing of our Service

Our business plan provides that our President will recruit and train motivated buyer agents in our local market.

Our business plan further provides that our President will arrange for our sign riders to be attached  to normal real estate “for sale” signs located in front of a listed property. Our rider displays a 1-800-number and promises to provide listing specific information by a recorded message. As the caller listens to the property description,  the caller’s phone number is captured and sent via e-mail and text message to a Home Treasure Finders buyer agent. Our business plan provides that our buyer agent will immediately call the potential buyer back and begin a dialog designed to convert the “cold lead” to a signed offer to purchase a property.

When our buyer agent closes the related sale, Home Treasure Finders is paid 25 % of the total commission. This occurs on any sale involving the potential buyer who was  introduced to the buyer agent by Home Treasure Finders and closing within one year of the original lead date. This feature of our business plan enables us to generate revenue even if the buyer eventually decides to purchase a property other than the one displaying our IVR sign.

Competition

Our Competition and the Home Treasure Finders Strategy

We believe there are many real estate lead marketing companies in existence.  From our general experience and conversations with other real estate professionals, we believe that those established lead marketing companies sell their lead generation services to agents for a monthly fee. We further believe that our competition is not licensed, and thus cannot be paid a real estate commission.

Home Treasure Finders intends to provide both  leads and traing at no cost to those buyer agents who sign our agreement to split gross commissions. We believe our competition does not provide training to convert leads to sales.

Intellectual Property

We have a website which is now functional at the basic level. Utilizing a portion of the funds from our IPO,  we plan to upgrade the site to include proprietary software on the back end. The additional software is valuable intellectual property and important to the automation of our call capture strategy as contained in our business plan. Completion and activation of this additional web site construction will enable a sequence of automated calls and data transfer which include processing and sending IVR leads to our buyer agents in real time.

Governmental Regulation

Maintaining any licenses deemed necessary by governmental jurisdictions is expensive and time consuming. This and numerous additional factors may delay or prevent us from generating revenue from our planned operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other risks is possible, however we are not presently able to predict the outcome.

ENVIRONMENT

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and is not expected to have, a material adverse effect on our planned revenue or competitive position.

PRODUCT LIABILITY

Our service exposes the Company to liability claims by real estate owners, potential buyers and others. The company maintains legally required  liability insurance. Any claim not covered by our policy could have a material adverse effect on our financial condition.

OUR FACILITIES

We conduct company administration and marketing from an office located in the home of our President, Corey Wiegand.

SEASONALITY

Our business is materially affected by seasonal factors, including but not limed to:
1.	Changes in residential real estate inventory
2.	Changes in buyer demand caused by the economy, holidays, Fall “back to school” or other special events
3.	Unusual or severe weather

EMPLOYEES

As of December 31, 2011 and the date of this report we have one employee.

RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Our Auditor’s report states that there is substantial doubt that we will be able to continue as a going concern.

We have had substantial losses since inception and minimal cash reserves. We may be unable to continue as a going concern and in the event that we are forced to reduce operations or in any way curtail our business, an investor will lose all money invested.

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

We are a development stage company with minimal operations. We currently have no significant business operations and have incurred operating losses since our inception totaling $144,305. As shown in our financial statements, as of the periods ended December 31, 2011 and December 31, 2010, we have incurred cumulative net losses of $ 64,049 and $24,464, respectively from operations. We expect to incur significant operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and may accelerate in the foreseeable future. Our ability to achieve profitability depends upon our successful delivery of professional services to would be buyers, marketing our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions and recruiting buyer agents to sign our master referral agreements, graduate from our workshops, to respond to our sales calls.  We do not have any revenues and have no referral agreements completed. There can be no assurance that we will ever achieve significant revenues or profitable operations.

We have no revenues since inception and our company is new and has only recently commenced planned operations.  We may not be able to generate predictable and continuous revenue in the near future. Further, there is no assurance that we will ever generate significant revenue.  Failure to generate sufficient revenue to pay expenses as they come due will make us unable to continue as a going concern and result in the failure of our company and the complete loss of any money invested to purchase our shares.

We may be unable to manage our growth, if any, or implement our expansion strategy.

We may not be able to provide mentor services, educate realtors, or obtain referrals on a volume basis and results of operations could be materially and adversely affected by low sales volume.

As a public company, our cost of doing business will increase because of necessary  expenses  which include, but are not limited to, annual audits, legal costs, SEC reporting costs, costs of a transfer agent and the costs associated with NASD fees and compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and will therefore may have diminished time available to apply to other tasks necessary to our survival. It is therefore possible that the burden of operating as a public company will cause us to fail to achieve profitability.  If we exhaust our funds, our business will fail and our investors will lose all money invested in our stock.

We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405.  It is essential that we grow our business and achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

The issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.  We have no present plan to issue additional common stock or undertake additional financing.

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under “Management.” Loss of the services of our officer could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by our current officer and director.

Our sole director, who is our sole executive officer, benificially owns approximately 58.6 % of the outstanding shares of Common Stock. Accordingly, our executive officer and director will have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

Since we have only one director who serves as our president, chief executive officer, chief financial officer and secretary, decisions which affect the company will be made by only one individual.  It is likely that conflicts of interest will arise in the day-to- day operations of our business.  Such conflicts, if not properly resolved, could have a material negative impact on our business.

In the past, the company has issued shares for cash and services at prices which were solely determined by Corey Wiegand. At that time, Mr. Wiegand made a determination of both the value of services exchanged for our shares, and, as well, the price per share used as compensation.  Transactions of this nature were not made at arm’s length and were made without input from a knowledgeable and non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares purchased in this offering. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as the may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

We have limited financial resources to take advantage of advertising opportunities as they may arise.

The inability to pay for signs, telephone services and web-based advertisements on established websites would adversely affect our ability to generate sufficient buyer leads and meet future realtor demand for referrals and could impair our ability to enter this market.

Our operating results will be subject to fluctuations and our stock price may decline significantly.

Our quarterly revenue, if any, and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

•	Unfavorable trends in the median home values in Colorado;
•	the availability, pricing and timeliness of web advertising campaigns;
•
the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions and the retail price of signs, sign riders, telephone services, and Mentor Sales Workshops;

•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses;
•	logistical costs;
•	unpredictable volume and timing of buyer’s agent sales;
•	our ability to establish and expand listing agent relationships;
•	The number of buyer agents that we are able to recruit, the ability to book facilities for planned sales training seminars;
•	the timing of new technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in appreciation rates due to changes in economic growth;
•	Travel costs and other factors causing the mentor training business to become more difficult; and
•	Changes in lending, inspection, appraisal and other closing delays.

 If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If we fail to meet investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

 Existing real estate laws, regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the real estate referral business which may significantly reduce demand for our services.

The market for homes is influenced by U.S. federal, state and local government regulations and policies concerning the real estate industry, as well as policies promulgated by local real estate boards. These regulations and policies often relate to realtor compensation, and pricing. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Investment in the real estate sales referral industry, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our services. For example, loss of certain government buyer incentive programs, and or government subsidized, or backed loan programs may result in loss of sales and company financial condition would be harmed.

We anticipate that our mentor services and their perceived customer value will be subject to oversight and regulation in accordance with national and local ordinances relating to real estate sales laws. Any new government regulations could cause a significant reduction in demand for our mentor services.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

Today, we believe consumer confidence is slowly recovering however buyers are finding it very difficult to qualify for loans.  As a result, federal, state and local government bodies in many states have provided incentives in the form of rebates, tax credits and other incentives to buyers that are willing to purchase real estate. For example, an eight thousand dollar first time home buyer tax credit was offered and thereafter the credit offering expired.  Future government economic incentives, if any, could be reduced or eliminated altogether. Such home buyer incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our mentor services.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our business which could decrease demand for our services and harm our business.

          We anticipate that a major portion of our future revenues will be derived from sales of single family residences to individual homebuyers. In deciding whether to purchase or to rent, prospective customers may evaluate their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect a homeowner’s projected return on investment, which could have a material adverse effect on our business and results of operations.

Problems with service quality or individual buyer agent performance may include agent error,  agent negligence or problems within the mentoring services we plan to provide. The result would likely be fewer customers, reduced revenue, unexpected expenses and loss of market share.

 In the future, when we become solely reliant on abilities and skills of other agents at arm’s length we may fall victim to unexpected agent errors or omissions.  If we deliver mentor services provided by third party agents our credibility and the market acceptance of our mentor services could be harmed.

The realtors we plan to recruit may not deliver consistent and professional mentor services and thus our business plan may not gain market acceptance, which would prevent us from achieving sales and market share

The development of a successful market for the mentor services we intend to deliver may be adversely affected by a number of factors, some of which are beyond our control, including:

•	our failure to offer mentoring services that compete favorably against other services on the basis of cost, quality and performance;
•
our failure to offer mentoring services that compete favorably against conventional sales agents and realtors and alternative lead-generation technologies, such as text and e-mail spamming on the basis of cost, quality and performance.

If the services we intend to offer fail to gain market acceptance, we will be unable to achieve sales and market share.

If refinements in phone or web technology cause the services we intend to deliver to become uncompetitive or obsolete that could prevent us from achieving market share and sales. The real estate industry is rapidly evolving and highly competitive. A variety of competing lead generation technologies may be under development or available now that could result in lower buyer agents costs or higher conversion rates than those lead generation technologies selected by us. These development efforts may render obsolete the lead generation services we have selected to offer.

Existing telephone and web advertising regulations and changes to such regulations may present regulatory and economic barriers to the purchase of real estate lead generation services, which may significantly reduce demand for our services.

The market for lead generation services is heavily influenced by federal, state and local government regulations and policies concerning the tech based marketing industry, as well as internal policies and regulations promulgated by “national do not call lists.” These regulations and policies often relate to public privacy. In the United States these regulations and policies are being modified and may continue to be modified. We anticipate that our lead generation channels will be subject to oversight and regulation in accordance with national and local ordinances relating to privacy protection, and related matters.  Any new government regulations or utility policies pertaining to our lead generation services may result in significant additional expenses to us and as a result, could cause a significant reduction in sales referrals.

If our mentoring services are not suitable for widespread adoption, or a sufficient demand for trained buyer agents or leads does not develop, or takes longer to develop than we anticipate, we would be unable to achieve sales.

The market for residential real estate is rapidly evolving and its future is uncertain. If real estate proves unsuitable for widespread ownership or if demand for our mentoring services fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for real estate mentoring in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of real estate mentoring including:

•	cost-effectiveness of hiring a mentor as compared with establishing a conventional buyer agency agreement;
•	performance and reliability of trained mentors as compared with conventional and established buyer agents;
•	success of alternative lead generation technologies such as web-casts, text messaging, email spamming;
•	fluctuations in economic and market conditions that impact the viability of real estate purchases;
•	increases or decreases in the costs associated with obtaining a residential home loan;
•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;
•	continued regulation of the real estate and lending industries
•	availability and effectiveness of government subsidies and incentives.

 The reduction in home loan availability could prevent us from achieving sales and market share.

          The reduction or elimination of government lending incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.

 Today, over 70% of home loans are insured by the federal housing administration (FHA loans). These loans are popular because they have lower down payment requirements and lower credit score requirements.  Should FHA raise their down payment or credit requirements the result could be reduced home purchases which would significantly harm our business.

We face intense competition from other real estate brokerages and other real estate mentoring companies. If we fail to compete effectively, we may be unable to increase our market share and sales.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, marketing and other resources than we do. Our competitors' greater sizes in some cases provides them with competitive advantages with respect to marketing costs due to their ability to allocate fixed costs across a greater volume of marketing channels and purchase signs and services at lower prices. They also have far greater name recognition, an established network of past customers. In addition, many of our competitors have well-established relationships with current and potential home sellers. As a result, our competitors will be able to devote greater resources to the prospecting, relationship development, and promotion and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

A substantial number of our issued shares are, or are being made available for sale on the open market. The resale of these securities might adversely affect our stock price.

The sale of a substantial number of shares of our common stock being registered under this registration statement, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Since there is presently no trading market for our shares, an investment in our shares is totally illiquid.  An investor purchasing our shares will not be able to resell their shares  unless a market for our shares develops at some point in the future. There can be no assurance that such a market will ever develop. Therefore, investors who purchase our shares could lose their entire investment.

Even if a market for our shares does develop at a future date, the volume of trading will be small and on many days the volume will be zero. Our share price will likely be volatile and will likely fall rapidly should an investor attempt to liquidate even as small number of shares. These conditions are likely to persist and could prevent resale of our shares.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we will be required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Because 93% of residential listings are held by just 7% of listing agents, our business will become extremely dependent on a very limited number of listing agents.  Once we have created relationships with the most productive listing agents and placed our signs at their respective  inventories, we will ultimately become dependent on them.  If any of these relationships is not maintained, or if the listing agent  duplicates our service this could prevent us from delivering our services to our customers within required timeframes, which could result in callback delays and loss of market share.

If we fail to develop or maintain our relationships with powerful listing agents, or sign management companies, we may be unable to put our signs at their listings and as a result we may not receive an adequate number of buyer and seller inquiries. Our services may not be marketed effectively and this could prevent us from delivering our services to our customers within required timeframes and we may experience lower sales conversion rates and loss of market share. The failure of a listing agent to supply us with updated listing inventory lists in a timely manner, or failure of a sign management company to post our signs quickly and inexpensively, could impair our ability to prospect effectively and increase our costs.  If the buyer agent to whom we refer business is unable to respond to customer inquiries on a timely basis, we could be prevented from delivering our services to our customers within required timeframes, which could result in lower sales conversion rates, a higher number of contract terminations and loss of market share, any of which could have a material adverse effect on our business and results of operations.

 Because the markets in which we compete are highly competitive and many of our competitors have greater resources, we may not be able to compete successfully and we may lose, or be unable to gain, market share.

We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing sales prospecting tools based on new web  technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our mentoring services compete against other buyer agent sources including, Realtor.com’s “buyer assist”, and cohomefinder.com. In the large-scale real estate sales market, we will face direct competition from a number of real estate companies that provide sales services. Our website, www.hometreasurefinders.com will attempt to compete with these more established internet resources. Other potential competitors in the real estate market include real estate brokerages, realtors and individual real estate agents. We also expect that future competition will include new entrants to the real estate market offering new technological solutions. As we enter new markets and pursue additional applications for our services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established network and a larger base of customers. In addition, many of our competitors have well-established relationships with our potential sign suppliers, and sign management companies and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the promotion and sale of their listings and respond more quickly to evolving industry standards and changing customer requirements.

We believe that the key competitive factors in the market for real estate leads include:

• Lead cost;
• Lead conversion rate

We belive that certain buyer agents may have existing relationships  with certain established listing agents. We also believe that certain listing agents may already have great working relationships with certain individual buyer agents. We will likely not be able to convince these listing agents to drop the buyer's agents that they already have and outsource their leads to us. We believe certain listing  agents do not already have an adequate buyer agent arrangement. .

We may also face competition from groups we have not yet identified who may develop services or technologies which are competitive with our services. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. If government funding for down payments and home buying and development grants, customer tax rebates and other programs that promote real estate investment are available to our clients, we plan to assist our clients in pursuit of such funds.

If we cannot compete successfully in the real estate industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in the targeted markets to increase, which could result in lower sales conversion rates or reduced demand for our service offerings and may have a material adverse effect on our business and results of operations.

Demand for our mentoring services is affected by general economic conditions.

The United States and international economies have recently experienced a period of slowing economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for real estate investments that require significant initial capital expenditures, including demand for fix and flips, rental properties, and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for real estate investment. If the economic recovery slows as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our mentoring services, which may harm our operating results.

Compliance with real estate law and local regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us.

Our present and planned operations do not involve any irregular activities and we have no present plan to complicate our business plan.  Nonetheless, we are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future real estate laws and regulations we may be required to pay substantial fines, suspend, or cease operations.

There are restrictions on the transferability of the securities.

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. However, because of our potential status as a “Shell Company” our securities may not eligible for the Rule 144 exemption. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

If the Company uses its stock in acquisitions of other entities there may be substantial dilution at the time of a transaction.

The $0.10 per share offering price of the common stock being sold under our prospectus has been arbitrarily set. The price does not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. Accordingly, if you purchase our shares, you may experience substantial dilution. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other assets.

            The laws which govern merger transactions provide that since our sole director and officer owns over 50% of our outstanding shares, we may enter into a share exchange, reverse merger or other similar transaction with a private company in an unrelated business without the prior approval of unaffiliated shareholders.

           The various securities laws applicable to our company provide that our management may elect to enter and consummate a transaction to enter a new business. In that event, our shareholders would likely receive only an information statement with certain disclosures as required by law and would likely not be in a  position to approve or disapprove the transaction. Investors who are unwilling to accept the uncertainty of new management, a new business plan, likely dilution and all the numerous related uncertainties that may materialize in the event such a transaction is consummated, should not purchase our shares.

            Mr. James Wiegand is the father of Corey Wiegand, our CEO and majority shareholder. Prospective investors should note that James Wiegand is a selling shareholder in this offering. Prospective investors should further note that James Wiegand has a history of promoting blank check companies formed for the purpose of entering into reverse mergers or similar transactions .

            Management has no present plan to alter our business plan and/or enter such a transaction.

There is presently no market for our common stock, any failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

  Prior to our IPO, there has been no public market for our common stock and a public market for our common stock may not develop upon completion our IPO.  We will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board (OTCBB) or the OTCQB which are both dealer systems. We will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, and as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is quoted on the OTCBB or OTCQB under a symbol a limited trading market is all that we can anticipate. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our common stock will be subject to the “Penny Stock” rules of the SEC.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•
that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Should our stock become quoted on the OTCBB and/or OTCQB, if we fail to remain current on our reporting requirements, we could be removed from either market which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

  Companies quoted on the OTCBB or OTCQB, such are seeking to become, are reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB or OTCQB. If we fail to remain current on our reporting requirements, we could be removed from quotation. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed for quotation on the OTC Bulletin Board, which may have an adverse material effect on our Company

ITEM 2. DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

We currently maintain office space of approximately 300 square feet located at 3412 West 62nd Avenue, Denver, Colorado, 80221, in the home office of our President at a monthly rate of $350 pursuant to verbal agreement. Rent is contributed. We do not foresee need for additional space.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2012 and the date of this report our shares are not quoted on any market. In the future we intend to locate a market maker to assist us in having our shares quoted. The criteria for listing on either the OTCBB or OTCQB are similar and  include that we remain current in our SEC reporting.  There is no assurance our shares will be quoted on any market.

HOLDERS

As of the date of this report, there were approximately 46  holders of our common stock.

At December 31, 2011, our Registration Statement on Form S-1 was still under review by the Securities and Exchange Commission. On January 26, 2012 we were informed that our Registration Statement had been made effective. As of the date of this report, our Initial Public Offering of our Common Shares is open and we are soliciting potential investors to Subscribe for our shares.

Our Initial Public Offering will close on January 26, 2013 unless extended or  terminated by us at our option.

 DIVIDENDS

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

WARRANTS OR OPTIONS

We have no outstanding warrant to purchase shares of our common stock.

EQUITY COMPENSATION PLANS

We currently have no equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Prior to our IPO various shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission. Subsequently, in accordance with the terms of our effective Registration Statement on Form S-1, certain shares have been registered for resale and additional shares have been qualified for sale. Further information is contained in our Prospectus.

Our Prospectus contains detailed information on our planned use of IPO proceeds.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We made no purchases of our equity securities nor were any such purchases made by any purchaser affiliated with us.

OUR TRANSFER AGENT

We plan to retain Standard Registrar and Transfer Agency, Albuquerque, New Mexico, as transfer agent for our Common shares. In that event, Standard will become responsible for all record-keeping and administrative functions in connection with our common shares. Until a transfer agent is appointed, we maintain all shareholder records in connection with our common shares.

As of the date of this report, Standard Registrar and Transfer Agency is serving as Escrow Agent in connection with subscriptions to our IPO.

ITEM 6. SELECTED FINANCIAL DATA- NOT APPLICABLE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Home Treasure Finders, Inc. (the “Company”), which are included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management’s current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. Our Company has generated only limited financial benefit from transactions designed to prove elements of our business plan revenue model on which future  operations will be patterned. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a small company, including limited capital resources, delays in product delivery, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

       Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.  Registrant is a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405.

       We are developing a web site which will be a key aspect of our business. As of the date of this prospectus, the site is only partially functional. You may view the site at www.hometreasurefinders.com

      We are currently focused on completing our website to support  three planned activities:

1.	Recruiting and training buyer agents
2.	Forming contracts with listing agents
3.	Real Estate Investment Mentoring

        The best-selling author of several widely acclaimed science books, Machio Kaku speaks to the role of “Buyer’s Agents” in his newly released “Physics of the Future; How science will shape human destiny and our daily lives by the year 2100”.

       “For example, in the future, you will be able to buy a house on the Internet via your watch or contact lens. But no one is going to buy a house this way, since this is one of the most important financial transactions you will perform in your life. For important purchases like a home, you will want to talk to a human who can tell you where the good schools are, where crime rate is low, how the sewer system works, etc. For this, you want to talk to a skilled agent who adds value.”

       We believe that Machio’s book offers credible insight into our business. Machio makes  predictions based upon his background as a scientist and his familiarity with changes brought on by new technology, that is future changes in our society to be expected from devices now available or in the late stage of development. We believe that this particular quote is relevant to our business plan because Machio states in the quote that the home buyers (100 years in the future) will still want to talk with a local human sales professional, not just enter a purchase agreement over the internet, because of the need to be correctly informed about local issues. Machio believes this can only be done by a local buyer agent. Contact with a human, Machio believes is so important because an investment in a home is likely the largest investment decision made by the average person, and because many of the considerations faced by the buyer are local in nature. Advice concerning those decisions needs to be experienced, informed and locally based to be helpful. We believe we can train our buyer agents to perform locally much better than an internet based advisor. Thus, in Machio’s view, the role of buyer agents in the economy of the future is secure and will always be timely. We conclude that two of our three business activities, number one and number three, as discussed above, are unlikely to become outdated, which confirms to us, the longevity and wisdom of our business plan.

The  Market for Real Estate Investment Mentoring

We believe that the present market for mentor services  is small, sporadic, highly fragmented and we do not know of any commercial oversight group that has established any structure or standards. Our understanding of  this market is incomplete and based solely on our limited observations, discussions with homeowners, realtors, lenders, homebuyers and home sellers and a very limited number of individuals engaged in real estate mentoring services. Further, we have not conducted any studies or surveys or by other means tried to quantify or predict the volume or quality of competing real estate mentor training that may have come on the market to date, or that in the future, may become available.

Our present supply of listing agents and buyer agents

Our business is presently being started up and operated based on verbal agreements with just two  listing agents and no buyer  agents. Upon full activation of our website we plan to recruit additional listing agents and buyer agents.

As previously stated, we believe our business and the role of “trained” buyer’s agents will always be timely. Upon activation of our website we plan to recruit and train buyer agents.

 Integrated Voice Response and Call Capture System

            We plan to place our IVR SIGN in the yards of the homes as authorized by our listing agents. We believe the IVR signs will divert calls from potential buyers to our data base and to the mobile phones of our  assigned buyer agents as follows:

            Each time a home buyer sees a FOR SALE sign and the Home Treasure Finder’s IVR SIGN in front of it, the prospective buyer will have two options:

1	They can elect to call the listing agent directly by calling the number displayed on the larger FOR SALE sign, or

2.	They may elect to call the 1-800 number displayed on our smaller IVR SIGN.

            If they elect to call the listing agent directly, Home Treasure Finders will not acquire the lead.

            At the maximum funding level described in our Prospectus, we will spend a larger  portion of  proceeds to have our software designers fully integrate the IVR system into the Home Treasure Finders website. This will aid us in tracking the incoming leads and potentially save us annually, thousands of dollars in monthly fees. Alternatively, if less than the maximum is raised, we will sign a yearly contract with a third party to provide us a functional generic IVR service for a monthly fee.

            In either case, we believe that our IVR strategy will seamlessly transfer the lead to our buyer agent and thereafter, handle the logistics of the transaction for the buyer agent.

            Our present inventory of three IVR signs was purchased from Kevin Byrne who is a shareholder and who previously served as an officer and director. As of the date of this report we are negotiating a supplier agreement to purchase additional signs. We believe additional signs can be purchased from a variety of sources without difficulty.  Our new sign inventory will be stored indoors at our business address, and as of the date of this report, we are planning to deploy our new signs on specific properties, as appropriate.

Our future supply of listing agents and buyer’s agents

Following the activation of our web site we plan to recruit and train  buyer’s agents thereby giving them the necessary skills to convert our IVR leads to sales.  By marketing to new agents  in online job forums, and placing small classified ads on sites like Craiglist.com, we plan to recruit both  new and experienced agents who would like to have access to more prospects.

A key element of the Home Treasure Finders business plan is to, train the future buyer’s agents that we plan to recruit. From conversations with other real estate professionals, we believe that established lead marketing companies sell their lead generation services to agents for a monthly fee. We further believe that our competition is not licensed, and thus cannot be paid a real estate commission. We believe our competition does not provide training to convert leads to sales.

Home Treasure Finders intends to provide leads and training at no cost to those buyer agents who sign our agreement to split gross commissions.

PLAN OF OPERATIONS AND PROJECTIONS

            Assuming we complete the minimum IPO offering, we will have the $21,525 net available for use in our business. The table below summarizes our planned use of proceeds.

									Annual Total	Annual Total
Work Category	1st Qtr ($)	Time (hrs)	2nd Qtr ($)	Time (hrs)	3rd Qtr ($)	Time (hrs)	4th Qtr ($)	Time (hrs)	by category($)	by category(hrs)
Legal and Accounting	$2,000	32	$2,000	33	$2,000	34	$2,000	35	$8,000	134
Web design*	$1,000	10	$500	2.5	$250	2	$250	2	$2,000	16.5
Software Design*	$1,250	10	$250	2.5	$250	2	$250	2	$2,000	16.5
Web based marketing	$250	2	$250	2	$250	2	$250	2	$1,000	8
Contract Labor	$300	6	$400	10	$400	15	$400	20	$1,500	51
Supervising Contract Labor	$-	13	$-	15	$-	17	$-	19	$0	64
Training Buyer Agents	$-	15	$-	30	$-	45	$-	60	$0	150
Meetings with Buyer Agents	$-	15	$-	15	$-	15	$-	15	$0	60
Cold Calling Listing Agents	$-	30	$-	20	$-	15	$-	15	$0	80
Appointments w/ Listing Agents	$-	12	$-	9	$-	9	$-	11	$0	41
Purchase of signs	$500	4	$400	6	$200	0	$200	0	$1,300	10
IVR and Telephone Service Fees	$700	2	$500	3	$500	4	$500	5	$2,200	14
Total ($) or (hrs)	$6,000	151	$4,300	148	$3,850	160	$3,850	186	$18,000	645

*notes that additional work may be done in trade for stock rather than cash.

            Below is a table summarizing how Home Treasure Finders Inc. will utilize IPO proceeds assuming  $51,525 net is raised.

									Annual Total	Annual Total
Work Category	1st Qtr ($)	Time (hrs)	2nd Qtr ($)	Time (hrs)	3rd Qtr ($)	Time (hrs)	4th Qtr ($)	Time (hrs)	by category($)	by category(hrs)
Legal and Accounting	$2,000	32	$2,000	33	$2,000	34	$2,000	35	$8,000	134
Web design*	$2,000	20	$500	10	$250	2	$250	2	$3,000	34
Software Design*	$2,250	15	$500	10	$250	2	$250	2	$3,250	29
Web based marketing	$250	2	$250	2	$250	2	$250	2	$1,000	8
Contract Labor	$400	8	$400	10	$400	15	$400	20	$1,600	53
Supervising Contract Labor	$-	15	$-	15	$-	17	$-	19	$0	66
Training Buyer Agents	$-	15	$-	30	$-	45	$-	60	$0	150
Meetings with buyer Agents	$-	15	$-	15	$-	15	$-	15	$0	60
Cold Calling Listing Agents	$-	30	$-	20	$-	15	$-	15	$0	80
Appointments w/ Listing Agents	$-	12	$-	9	$-	9	$-	11	$0	41
Purchase of signs	$500	4	$400	6	$200	0	$200	0	$1,300	10
IVR and Telephone Service Fees	$700	2	$500	3	$0	4	$0	5	$1,200	14
Total ($) or (hrs)	$8,100	170	$4,550	163	$3,350	160	$3,350	186	$19,350	679

*notes that additional work may be done in trade for stock rather than cash.

            At the minimum offering level we anticipate spending $2,250  for completion of our web and software design. With these key elements of the business up and running we will set up the IVR phone system costing $700 and then purchase 100 signs for  $500.

             We plan to use the funds we now have, supplemented by loans from management or outside investors, however, we have no present arrangement for financing and we cannot predict if or when funds will become available to us. When we need cash we may find that our management is unable to loan us additional money. Management has made no commitment for additional finance to our business, conditional upon sales performance or otherwise.  In the future, management is under no obligation to provide cash to our business. Even if management elects to provide cash, there could be significant dilution to other investors and the cash provided may still prove insufficient to prevent insolvency and failure of our business. We believe that outside funding will be difficult to obtain without first showing better sales performance and our sales performance may remain depressed until we establish adequate listing agent relationships and recruit and train enough buyer agents.  Consequently, we may fail for lack of cash and any investment into our company may prove a total loss.

     If we fail to establish and maintain successful relationships with listing and buyer agents, or experience undisclosed sales or unpaid referral commissions our revenues will suffer.  We are unable to assure the cash flow of our business. Past cash flow has been insufficient to sustain operations and continued negative cash flow will deplete our present cash and may lead to failure of our business and loss all money invested.

Our Potential for Growth.

   Since inception the Company has generated no revenue and accumulated losses amounting to $144,305.   Our operating expenses include significant legal, consulting, accounting and contributed services, all accounted for as expenses. We are considered a development stage company. We expect to generate cash from our operating activities as we expand sales.

Results of Operations

See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through cash and services contributed and raised by our officer and director. As of  December 31, 2011, we had  $106  in cash, and working capital deficit of $20,527.

The following table sets forth our statements of operations data for the year ended December 31, 2011 and the period from inception, July 28, 2008 through December 31, 2011 . Registrant is a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405.

Summary Income Statement

	Year Ended December 31, 2011	Period from Inception July 28, 2008 through December 31, 2011
Revenues, net	$-	$-
Gross profit (loss)	-	-
Selling, general and administrative expenses	36,080	116,431
Professional fees	27,969	28,074
Total operating expenses	64,049	144,505
Loss from operations	64,049	144,505
Other Income (expense)	-	200
Loss from operations before income taxes	(64,049)	(144,305)
Income tax provision	-	-
Net loss	$(64,049)	$(144,305)

Revenues

          For the period from inception through December 31, 2011 we had no revenues.

Total Operation Expenses

Our net loss increased by $39,585 or162% to $64,049 from $24,464 for the year ended December 31, 2011 compared with the prior year ended December 31, 2010. This was primarily attributed the net effect of the following factors:

1.
General and administrative expenses increased by $11,616, or 48%, to $36,080 for the year ended December 31, 2011 from $24,464 for the prior year ended December 31, 2010. This is attributable to the cost of filing the S-1 registration and an increase in contributed services.

2.
Professional fees increased by $27,969 or 100% to 27,969 for the year ended December 31, 2011 from $0 for the prior year ended December 31, 2010. This is attributable to the professional legal and auditing fees incurred with the S-1 registration.

3.	Revenue remained at $-0- for the year ended December 31, 2011 from $-0- for the year ended December 31, 2010.

Liquidity and Capital Resources

Our Initial Public Offering of our common stock was declared effective by the Securities and Exchange Commission on January 26, 2012. As of the date of this report, proceeds of our IPO are being held in escrow and will not be released to us until after checks and related Subscription Agreements representing the Minimum Offering of $30,000 has been deposited into the escrow account.

At December 31, 2011, we had $106 in cash, held in our checking account and usable by the Company and a working capital deficit of $20,527.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 26 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Home Treasure Finders, Inc. and Subsidiary (A Development Stage Company)
Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Home Treasure Finders, Inc. and subsidiary (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended as well as from inception on July 28, 2008 through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Treasure Finders, Inc. and subsidiary (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended as well as from inception on July 28, 2008 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has incurred losses since inception and has a limited operating history, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2012

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

Assets

Current Assets:
Cash	$106	$7,982
Prepaid expenses	—	7,000

Total current assets	$106	$14,982
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$9,115	$3,040
Related party note payable	11,518	—
Total current liabilities	20,633	3,040

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,425,800 and 11,365,000 shares issued and outstanding, respectively	27,302	24,262
Additional paid in capital	96,476	67,936
Deficit accumulated during development stage	(144,305)	(80,256)
Total shareholder’s equity (deficit)	(20,527)	11,942

Total liabilities and shareholders' equity (deficit)	$106	$14,982

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Operations

			July 28,
			2008
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011

Revenue	$—	$—	$—

Operating expenses:
Professional fees	27,969	—	28,074
General and Administrative	36,080	24,464	116,431
Total operating expenses	64,049	24,464	144,505

Operating loss	(64,049)	(24,464)	(144,505)

Other Income
Other income	—	—	200

Total other income	—	—	200

Net loss	$(64,049)	$(24,464)	$(144,305)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,415,972	11,365,000

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid In	Development	Total
	Shares	Amount	Capital	Stage	Equity

Balance at July 28, 2008 (inception)	—	$—	$—	$—	$—

Common stock issued on July 28, 2008 for
services to set up the Company valued
at $0.001 per share	100,000	100	—	—	100

Common stock issued on July 29, 2008 for cash
contributed by officers of the Company
valued at $0.0004 per share	6,600,000	2,395	—	—	2,395

Common stock issued on July 29, 2008 for cash at
$0.006 per share	3,400,000	2,091	—	—	2,091

Acquisition of Ambermax III on
November 28, 2008	1,125,000	12,676	—	—	12,676

Services contributed by officers	—	—	33,300	—	33,300

Net loss for the year ended December 31, 2008	—	—	—	(38,146)	(38,146)

Balance at December 31, 2008	11,225,000	17,262	33,300	(38,146)	12,416

Common stock issued on March 16, 2009 for
services valued at $0.05 per share	140,000	7,000	—	—	7,000

Capital contributed by officers	—	—	116	—	116

Services contributed by officers	—	—	12,700	—	12,700

Net loss for the year ended December 31, 2009	—	—	—	(17,646)	(17,646)

Balance at December 31, 2009	11,365,000	24,262	46,116	(55,792)	14,586

Services contributed by officers	—	—	21,820	—	21,820

Net loss for the year ended December 31, 2010	—	—	—	(24,464)	(24,464)

Balance at December 31, 2010	11,365,000	24,262	67,936	(80,256)	11,942

Common stock issued on March 1, 2011 for
services valued at $0.05 per share	60,800	3,040	—	—	3,040

Services and rent contributed by an officer	—	—	28,540	—	28,540

Net loss for the year ended December 31, 2011	—	—	—	(64,049)	(64,049)

Balance at December 31, 2011	11,425,800	$27,302	$96,476	$(144,305)	$(20,527)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 28,
			2008
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(64,049)	$(24,464)	$(144,305)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed services	28,540	21,820	96,360
Common stock issued for services	3,040	—	10,140
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	7,000	—	—
Increase (decrease) in accounts payable	6,075	1,320	9,115
Net cash used in
operating activities	(19,394)	(1,324)	(28,690)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Contributed capital	—	—	116
Proceeds from common stock sales	—	—	17,162
Proceeds from related party payable	11,518	—	11,518
Net cash provided by
financing activities	11,518	—	28,796

Net change in cash	(7,876)	(1,324)	106

Cash, beginning of period	7,982	9,306	—

Cash, end of period	$106	$7,982	$106

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$3,040	$7,000	$10,140

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Home Treasurer Finders, Inc. (the “Company”) was initially incorporated on July 28, 2008 in the State of Colorado.  The Company issued its officers and directors 10,100,000 shares of its no par common stock as payment for $4,586 in fees and expenses incurred as part of organizing the Company.

The Company is in the business of operating a real estate lead referral business and operates in Colorado as a State Licensed "Employing Broker" number 1000021235 issued on February 13, 2012.

b.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

HOME TREASURER FINDERS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL carryover	$8,700	$1,800

Valuation allowance	(8,700)	(1,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book income	$(12,600)	$(4,800)
Stock issued for services	-	400
Contributed services	5,600	4,300

Valuation allowance	7,000	100
	$-	-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $44,500 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

HOME TREASURER FINDERS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Income Taxes (Continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The initial returns for the Company have not yet been filed.  All years are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

The Company adopted changes issued by FASB which prescribed a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. Under the guidance, an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2011 and 2010 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is considered to be a development stage company.

g.	Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

HOME TREASURER FINDERS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.	Newly Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

i.	Principles of consolidations

The consolidated financial statements include the accounts of the Company and its subsidiary.  All material intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 -	COMMON STOCK TRANSACTIONS

On March 1, 2011, the Company issued 60,800 shares of common stock valued at $0.05 per share for consulting services provided in a prior period.

In accordance with ASC 505-50-30 the Company measures the costs of common stock issuances to non-employees for goods or services received based on either the fair value of the equity instruments issued or the fair value of the goods or services received, whichever is more determinable.  Because there has been no public market for our common stock to date, we have measured the cost of our issuances based on the value of the services received.

NOTE 3 -	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 officers and major stockholders estimated that they contributed services to the Company valued at $27,490 and contributed rent of $1,050.  Officers and stockholders also contributed services worth an estimated $21,820 for 2010.  Also at December 31, 2011, the Company had a note to an officer and major stockholder for $11,518 to the Company.  This payable is due on demand and has an interest rate of 8%.  No interest has been accrued as of December 31, 2011.

To determine the value of contributed services, our officers and stockholders first estimated the number of hours they contributed throughout the year.  They then estimated the value of their services per hour they would be paid if they were employed by another non-related company.  Finally the number of hours contributed were multiplied by the estimated value per hour to determine the total estimated cost of contributed services.

HOME TREASURER FINDERS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 4 -	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

NOTE 5 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

This Item not required.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	33	President, Chief Executive Officer, Chief Financial Officer and Sole Director
_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a  real estate investor, licensed realtor, and is certified to work with short sales and bank owned properties.

             Corey Wiegand’s Biography for the last five years, including dates of Employment, Job Title, Job Description, Employer and Location of employer is detailed in the table below.

Dates of Employment	Job Title	Job Description	Employer/Location

August, 2001- December, 2007	Personal Trainer, Personal Training Manager	Trained Clients, Managed and Marketed Other Personal Trainers	Mountain’s Edge Fitness Center, Boulder Colorado

August, 2006- September, 2008	Real Estate Investor	Located Fix and Flip Deals for a small investor Group	Info-Foreclosure LLC Denver Metro Area Colorado

November, 2007-March 31, 2012	Realtor	Buyer and Investor Sales Specialist	RE/MAX Alliance, Boulder, Colorado

July 2008- Present	President	Create a Local and National Referral source and Outsourced Buyer Agency Sales Force for Realtors.	Home Treasure Finders Inc. Denver Metro Area Colorado

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2011 and 2010 and the period from inception until December 31, 2011 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

There were no executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.  Our executive officer did not receive any compensation during the years ended December 31, 2011 and 2010 and the period from inception until December 31, 2011 and the date of this report. Going forward, we may elect to pay Mr. Wiegand a salary and/or a percentage of sales.  We have not executed a written agreement in connection with this contingency.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2008, 2009, 2010 and 2011. Mr. Wiegand received no compensation. Going forward, Mr. Wiegand will receive a salary plus a commission  based upon a percentage of gross sales, however, no written agreement in connection with the sales commission to be paid Mr.Wiegand has been executed.
.
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2008 2009 2010 2011	— — — ---	— — — ---	— — — ---	— — — ---	— — — ---	— — — ---	— — — ---	— — — ---

For the years ended 2008, 2009, 2010 and 2011, services valued at $33,300, $12,700, $21,820 and $27,490 respectively, were contributed by our officers and director.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executives for the years ended December 31, 2008, 2009, 2010, 2011 and as of the date of this report.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

No stock options were exercised or held for exercise.

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

The Company has no agreement for employment. The Company had a written agreement for certain future financial printing services for which 140,000 shares of its common stock were issued on March 16, 2009. Going forward we will purchase these services for cash. Also, going forward, we plan to  pay Corey Wiegand $2,500 monthly plus  a quarterly override of 15% based upon quarterly revenue. Corey Wiegand plans to spend, on average, about 40 hours per month on our business. We have not executed a written agreement in connections with this arrangement

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

          Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Presently our sole director receives no compensation for his service on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2011 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Ownership (2)

Common Stock	Corey Wiegand	6,700,000	58.6%

Common Stock	Bristlecone Associates, LLC (3) 38113 Fruitland Mesa Road Crawford, CO 81415	3,000,000	26.2%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,00	58.6%
____________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 3412 West 62 nd Ave., Denver, CO 80221.

(2)
Applicable percentage ownership is based on  11,425,800 shares of common stock outstanding as of December 31, 2011 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)	Bristlecone Associates, LLC acquired 3,000,000 shares from Kevin Byrne on December 25, 2010 for $2,500 cash.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Corey Wiegand has no relationship with any shareholder of the Company other than James Wiegand.

            For the years ended December 31, 2011 and 2010 the sole officer of the Company contributed services valued at $27,490 and $21,820, respectively. This amount has been booked to additional paid in capital.

    Other than as set forth above, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;
●	any person proposed as a nominee for election as a director;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
●	any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $8,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $12,000 and $0, respectively.  These fees were related to S-1 filings.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15. EXHIBITS AND REPORTS OF FORM 8-K

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Reports on 8-K

No reports were filed on Form 8-K this fiscal year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS (Registrant)

DATE: March 27, 2012	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer