Form 10-K/A
period 2011-12-31
Home Treasure Finders, Inc.
filed 2012-03-30
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K/A
(AmendmentNo. 1)

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

HOME TREASURE FINDERS, INC.
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

EXPLANATORY NOTE

This amendment is being filed because the signature date on the certifications was iadvertantly omitted.  There are no other changes to this annual report.

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

HOME TREASURE FINDERS (Registrant)

DATE: March 30, 2012	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer