Form 10-Q
period 2012-03-31
Home Treasure Finders, Inc.
filed 2012-05-11
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2012                                                  Commission File Number 333-176154

HOME TREASURE FINDERS, INC.
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes X     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer                                                                         Accelerated filer
Non-accelerated filer                                                                           Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes       No  X

As of May 5, 2012, there were 11,425,800 shares of registrant’s common stock, no par value, outstanding.

HOME TREASURE FINDERS, INC.

Table of Contents

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

March 31, 2012

T A B L E   O F   C O N T E N T S

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets:
Cash	$88	$106

Total current assets	$88	$106
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$10,486	$9,115
Accrued liabilities	8,550	—
Accrued interest on related party note payable	234	—
Related party note payable	17,018	11,518
Total current liabilities	36,288	20,633

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,425,800 shares issued and outstanding, respectively	27,302	27,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(159,978)	(144,305)
Total shareholder’s equity (deficit)	(36,200)	(20,527)

Total liabilities and shareholders' equity (deficit)	$88	$106

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Operations
(Unaudited)

			July 28,
			2008
			(Inception)
	For the Quarter Ended		Through
	March 31,		March 31,
	2012	2011	2012

Revenue	$—	$—	$—

Operating expenses:
Professional fees	4,971	—	33,045
General and Administrative	10,468	236	126,899
Total operating expenses	15,439	236	159,944

Operating loss	(15,439)	(236)	(159,944)

Other Income (expense)
Other income	—	—	200
Interest expense	(234)	—	(234)

Total other income	(234)	—	(34)

Net loss	$(15,673)	$(236)	$(159,978)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,425,800	11,385,942

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid In	Development	Total
	Shares	Amount	Capital	Stage	Equity

Balance at July 28, 2008 (inception)	—	$—	$—	$—	$—

Common stock issued on July 28, 2008 for
services to set up the Company valued
at $0.001 per share	100,000	100	—	—	100

Common stock issued on July 29, 2008 for cash
contributed by officers of the Company
valued at $0.0004 per share	6,600,000	2,395	—	—	2,395

Common stock issued on July 29, 2009 for cash at
$0.006 per share	3,400,000	2,091	—	—	2,091

Acquisition of Ambermax III on
November 28, 2008.	1,125,000	12,676	—	—	12,676

Services contributed by officers	—	—	33,300	—	33,300

Net loss for the year ended December 31, 2008	—	—	—	(38,146)	(38,146)

Balance at December 31, 2008	11,225,000	17,262	33,300	(38,146)	12,416

Common stock issued on March 16, 2009 for
services valued at $0.05 per share	140,000	7,000	—	—	7,000

Capital contributed by officers	—	—	116	—	116

Services contributed by officers	—	—	12,700	—	12,700

Net loss for the year ended December 31, 2009	—	—	—	(17,646)	(17,646)

Balance at December 31, 2009	11,365,000	24,262	46,116	(55,792)	14,586

Services contributed by officers	—	—	21,820	—	21,820

Net loss for the year ended December 31, 2010	—	—	—	(24,464)	(24,464)

Balance at December 31, 2010	11,365,000	24,262	67,936	(80,256)	11,942

Common stock issued on March 1, 2011 for
services valued at $0.05 per share	60,800	3,040	—	—	3,040

Services and rent contributed by an officer	—	—	28,540	—	28,540

Net loss for the year ended December 31, 2011	—	—	—	(64,049)	(64,049)

Balance at December 31, 2011	11,425,800	27,302	96,476	(144,305)	(20,527)

Net loss for the quarter ended March 31, 2012
(unaudited)	—	—	—	(15,673)	(15,673)

Balance at March 31, 2012 (unaudited)	11,425,800	$27,302	$96,476	$(159,978)	$(36,200)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 28,
			2008
			(Inception)
	For the Quarter Ended		Through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(15,673)	$(236)	$(159,978)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed services	—	—	96,360
Common stock issued for services	—	—	10,140
Changes in operating assets and liabilities:
Increase in accrued interest	234	—	234
Increase in accrued liabilities	8,550		8,550
Increase (decrease) in accounts payable	1,371	—	10,486
Net cash used in
operating activities	(5,518)	(236)	(34,208)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Contributed capital	—	—	116
Proceeds from common stock sales	—	—	17,162
Proceeds from related party payable	5,500	—	17,018
Net cash provided by
financing activities	5,500	—	34,296

Net change in cash	(18)	(236)	88

Cash, beginning of period	106	7,982	—

Cash, end of period	$88	$7,746	$88

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$10,140

See accompanying notes to consolidated financial statements.

Home Treasure Finders, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1:   BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 financial statements and notes thereto included. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the year ended December 31, 2012.

NOTE 2:   GOING CONCERN

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

NOTE 3:   RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 an officer and major stockholder deposited $5,500 in the Company’s bank account to cover expenses.  This payable is due on demand and has an imputed interest rate of 8%.  Accrued interest on this payable was $234 at March 31, 2012.

.
NOTE 4:   SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

Part I. Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Home Treasure Finders, Inc. and Subsidiary (the “Company”), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Financial Condition and Results of Operation

    Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.  Registrant is a development stage company.

       We are developing a web site which will be a key aspect of our business. As of the date of this report, the site is only partially functional. You may view the site at www.hometreasurefinders.com

      We are currently focused on completing our website to support three planned activities:

1.	Recruiting and training buyer agents
2.	Forming contracts with listing agents
3.	Real Estate Investment Mentoring

           We have had $0 in operating revenues since inception, July 28, 2008 through March 31, 2012.  We have incurred operating expenses totaling $159,944 as of March 31, 2012. Such expenses consisted primarily of general and administrative, professional fees and services along with contributed costs incurred to set up the company and prepare the S-1 Registration. We have generated an accumulated deficit of $(159,978) as of March 31, 2012 and our losses continue to mount.

Our net loss increased by $15,437 or 650% to $15,673 from $236 for the three month period ended March 31, 2012 compared with the prior year three month period ended March 31, 2011. This was primarily attributed to costs associated with our S-1 Registration.

Liquidity and Capital Resources

At March 31, 2012, we had $88 in cash and a working capital deficit of $(36,200).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate revenue remains unproven.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

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

We are a development stage company with minimal operations. We currently have no significant business operations and have incurred operating losses since our inception totaling $159,944. As shown in our financial statements, as of the periods ended December 31, 2011 and December 31, 2010, we have incurred cumulative net losses of $ 64,049 and $24,464, respectively from operations. We expect to incur significant operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and may accelerate in the foreseeable future. Our ability to achieve profitability depends upon our successful delivery of professional services to would be buyers, marketing our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions and recruiting buyer agents to sign our master referral agreements, graduate from our workshops and respond to our sales calls.  We do not have any revenues and have no referral agreements completed. There can be no assurance that we will ever achieve significant revenues or profitable operations.

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

As a public company, our cost of doing business will increase because of necessary  expenses  which include, but are not limited to, annual audits, legal costs, SEC reporting costs, costs of a transfer agent and the other costs associated with  compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and will therefore may have diminished time available to apply to other tasks necessary to our survival. It is therefore possible that the burden of operating as a public company will cause us to fail to achieve profitability.  If we exhaust our funds, our business will fail and our investors will lose all money invested in our stock.

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

The issuance by us of additional securities pursuant to the IPO by management now underway or any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.  We have no present plan to issue additional common stock or undertake additional financing outside of our IPO now underway.

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

In the past, the company has issued shares for cash and services at prices which were solely determined by Corey Wiegand. At that time, Mr. Wiegand made a determination of both the value of services exchanged for our shares, and, as well, the price per share used as compensation.  Transactions of this nature were not made at arm’s length and were made without input from a knowledgeable and non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares purchased under our prospectus. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as the may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

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

●	our failure to offer mentoring services that compete favorably against other services on the basis of cost, quality and performance;
●
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

The sale of a substantial number of shares of our common stock, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we will be required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm may be required as part of our annual report. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

      ● Lead cost;
      ● Lead conversion rate

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

  Prior to our IPO, there has been no public market for our common stock and a public market for our common stock may not develop upon completion of our IPO.  We will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board (OTCBB) or the OTCQB which are both dealer systems. We will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, and as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Companies quoted on the OTCBB or OTCQB, such are seeking to become, are reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB or OTCQB. If we fail to remain current on our reporting requirements, we could be removed from quotation. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed for quotation on the OTC Bulletin Board, which may have an adverse material effect on our Company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No response required.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)          Exhibits:

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC.
(Registrant)

DATE: May 11, 2012	BY:	/s/ Corey Wiegand
Corey Wiegand
President