Form 10-Q
period 2012-06-30
Home Treasure Finders, Inc.
filed 2012-08-08
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2012	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No  ☑

As of August 6, 2012, 11,425,800 shares of common stock, no par value of registrant were outstanding.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets:
Cash	$30,580	$106

Total current assets	$30,580	$106
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$12,024	$9,115
Accrued liabilities	17,100	—
Accrued interest on related party note payable	635	—
Related party note payable	21,518	11,518
Total current liabilities	51,277	20,633

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,425,800 shares issued and outstanding, respectively	27,302	27,302
Additional paid in capital	96,476	96,476
Stock subscriptions	30,000	—
Deficit accumulated during development stage	(174,475)	(144,305)
Total shareholder’s equity (deficit)	(20,697)	(20,527)

Total liabilities and shareholders' equity (deficit)	$30,580	$106

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Operations
(Unaudited)

					July 28,
					2008
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Professional fees	3,130	7,034	8,100	7,034	36,174
General and Administrative	10,967	12,120	21,435	12,356	137,866
Total operating expenses	14,097	19,154	29,535	19,390	174,040

Operating loss	(14,097)	(19,154)	(29,535)	(19,390)	(174,040)

Other Income
Other income (expense)	—	—	—	—	200
Interest expense	(401)	—	(635)	—	(635)

Total other income (expense)	(401)	—	(635)	—	(435)

Net loss	$(14,498)	$(19,154)	$(30,170)	$(19,390)	$(174,475)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,425,800	11,425,800	11,425,800	11,385,322

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid In	Stock	Development	Total
	Shares	Amount	Capital	Subscriptions	Stage	Equity

Balance at July 28, 2008 (inception)	—	$—	$—	$—	$—	$—

Common stock issued on July 28, 2008 for
services to set up the Company valued
at $0.001 per share	100,000	100	—	—	—	100

Common stock issued on July 29, 2008 for cash
contributed by officers of the Company
valued at $0.0004 per share	6,600,000	2,395	—	—	—	2,395

Common stock issued on July 29, 2009 for cash at
$0.006 per share	3,400,000	2,091	—	—	—	2,091

Acquisition of Ambermax III on
November 28, 2008	1,125,000	12,676	—	—	—	12,676

Services contributed by officers	—	—	33,300	—	—	33,300

Net loss for the year ended December 31, 2008	—	—	—	—	(38,146)	(38,146)

Balance at December 31, 2008	11,225,000	17,262	33,300	—	(38,146)	12,416

Common stock issued on March 16, 2009 for
services valued at $0.05 per share	140,000	7,000	—	—	—	7,000

Capital contributed by officers	—	—	116	—	—	116

Services contributed by officers	—	—	12,700	—	—	12,700

Net loss for the year ended December 31, 2009	—	—	—	—	(17,646)	(17,646)

Balance at December 31, 2009	11,365,000	24,262	46,116	—	(55,792)	14,586

Services contributed by officers	—	—	21,820	—	—	21,820

Net loss for the year ended December 31, 2010	—	—	—	—	(24,464)	(24,464)

Balance at December 31, 2010	11,365,000	24,262	67,936	—	(80,256)	11,942

Common stock issued on March 1, 2011 for
services valued at $0.05 per share	60,800	3,040	—	—	—	3,040

Services and rent contributed by an officer	—	—	28,540	—	—	28,540

Net loss for the year ended December 31, 2011	—	—	—	—	(64,049)	(64,049)

Balance at December 31, 2011	11,425,800	27,302	96,476	—	(144,305)	(20,527)

Common stock subscription (unaudited)	—	—	—	30,000	—	30,000

Net loss for the quarter ended June 30, 2012
(unaudited)	—	—	—	—	(30,170)	(30,170)

Balance at June 30, 2012 (unaudited)	11,425,800	$27,302	$96,476	$30,000	$(174,475)	$(20,697)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			July 28,
			2008
			(Inception)
	For the Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(30,170)	$(19,390)	$(174,475)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed services	—	12,090	96,360
Common stock issued for services	—	3,040	10,140
Changes in operating assets and liabilities:
Increase in accrued interest	635		635
Increase in accrued liabilities	17,100	—	17,100
Increase (decrease) in accounts payable	2,909	3,031	12,024

Net cash used in operating activities	(9,526)	(1,229)	(38,216)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Contributed capital	—	—	116
Proceeds from common stock sales	—	—	17,162
Proceeds from common stock subscription	30,000		30,000
Proceeds from related party payable	10,000	—	21,518

Net cash provided by financing activities	40,000	—	68,796

Net change in cash	30,474	(1,229)	30,580

Cash, beginning of period	106	7,982	—

Cash, end of period	$30,580	$6,753	$30,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$—	$3,040	$10,140

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 financial statements and notes thereto included. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the operating results for the year ended December 31, 2012.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2012 an officer and major stockholder deposited $10,000 in the Company’s bank account to cover expenses.  This resulted in an increase in the related party payable from $11,518 as of December 31, 2011 to $21,518 as of June 30, 2012.  This payable is due on demand and has an imputed interest rate of 8%.  Accrued interest on this payable was $635 at June 30, 2012.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  As such $7,500 was accrued in the second quarter for a total of $15,000 at June 30, 2012.

Note 4:  Equity Transactions

During the six months ended June 30, 2012, the Company received $30,000 in proceeds from common stock subscriptions.  Shares will be issued during the third quarter.

Note 5:  Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
 (A Development Stage Company)

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

We are developing a web site which will be a key aspect of our business. As of the date of this report, the site is only partially functional. You may view the site at www.hometreasurefinders.com.

    We are currently focused on completing our website to support three planned activities:

1.	Recruiting and training buyer agents
2.	Forming contracts with listing agents
3.	Real Estate Investment Mentoring

    We have had $0 in operating revenues since inception, July 28, 2008 through June 30, 2012.  We have incurred operating expenses totaling $174,040 as of June 30, 2012. Such expenses consisted primarily of general and administrative, professional fees and services along with contributed costs incurred to set up the Company and prepare the S-1 Registration. We have generated an accumulated deficit of $(174,475) as of June 30, 2012 and our losses continue to mount.

    Our net loss increased by $10,780 or 56% to $30,170 from $19,390 for the six month period ended June 30, 2012 compared with the prior year six month period ended June 30, 2011. This was primarily attributed to accrued salary and rent expense which was not incurred in the prior year.

Liquidity and Capital Resources

    At June 30, 2012, we had $30,580 in cash and a working capital deficit of $(20,697).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate revenue remains unproven.

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

Item 4T.  Changes in Internal Controls over Financial Reporting

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

    We are a development stage company with minimal operations. We currently have no significant business operations and have incurred operating losses since our inception totaling $174,040. As shown in our financial statements, as of the periods ended June 30, 2012 and December 31, 2011, we have incurred cumulative net losses of $30,170 and $64,049, respectively from operations. We expect to incur significant operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and may accelerate in the foreseeable future. Our ability to achieve profitability depends upon our successful delivery of professional services to would be buyers, marketing our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions and recruiting buyer agents to sign our master referral agreements, graduate from our workshops, to respond to our sales calls.  We do not have any revenues and have no referral agreements completed. There can be no assurance that we will ever achieve significant revenues or profitable operations.
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

    Our sole director, who is our sole executive officer, beneficially owns approximately 58.6 % of the outstanding shares of Common Stock. Accordingly, our executive officer and director will have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

    Since we have only one director who serves as our president, chief executive officer, chief financial officer and secretary, decisions which affect the company will be made by only one individual.  It is likely that conflicts of interest will arise in the day-to-day operations of our business.  Such conflicts, if not properly resolved, could have a material negative impact on our business.

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

    We believe that certain buyer agents may have existing relationships with certain established listing agents. We also believe that certain listing agents may already have great working relationships with certain individual buyer agents. We will likely not be able to convince these listing agents to drop the buyer's agents that they already have and outsource their leads to us. We believe certain listing agents do not already have an adequate buyer agent arrangement. .

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

·
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

    The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• ·	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

    Companies quoted on the OTCBB or OTCQB, such are seeking to become, are reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB or OTCQB. If we fail to remain current on our reporting requirements, we could be removed from quotation. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed for quotation on the OTC Bulletin Board, which may have an adverse material effect on our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    We are conducting a private placement of restricted shares of our common stock under exemptions from registration which are available to us. Accordingly, all share certificates issued in the private placement bear a restricted legend.

Item 3 -  Defaults Upon Senior Securities.

    No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders.

    No response required.

Item 5 -  Other Information.

    No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification
101	XBRL Report

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 8, 2012	BY:	/s/ Corey Wiegand
Corey Wiegand
President