Form 10-Q
period 2012-09-30
Home Treasure Finders, Inc.
filed 2012-11-13
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2012	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of November 6, 2012, 11,725,800 shares of common stock, no par value of registrant were outstanding.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets:
Cash	$7,113	$106

Total current assets	$7,113	$106
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$10,376	$9,115
Accrued liabilities	15,000	—
Accrued interest on related party note payable	827	—
Related party note payable	9,518	11,518
Total current liabilities	35,721	20,633

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,725,800 and 11,425,800 shares issued and outstanding, respectively	57,302	27,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(182,386)	(144,305)
Total shareholder’s equity (deficit)	(28,608)	(20,527)

Total liabilities and shareholders' equity (deficit)	$7,113	$106

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Operations
(Unaudited)

					July 28,
					2008
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September
	2012	2011	2012	2011	2012

Revenue	$10,020	$—	$10,020	$—	$10,020

Operating expenses:
Commision expense	1,498	—	1,498	—	1,498
Professional fees	2,972	12,559	11,073	19,593	39,147
General and Administrative	13,269	9,581	34,703	21,937	151,134
Total operating expenses	17,739	22,140	47,274	41,530	191,779

Operating loss	(7,719)	(22,140)	(37,254)	(41,530)	(181,759)

Other Income
Other income	—	—	—	—	200
Interest expense	(192)	—	(827)	—	(827)

Total other income (expense)	(192)	—	(827)	—	(627)

Net loss	$(7,911)	$(22,140)	$(38,081)	$(41,530)	$(182,386)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,725,800	11,425,800	11,526,530	11,412,660

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid In	Stock	Development	Total
	Shares	Amount	Capital	Subscriptions	Stage	Equity

Balance at July 28, 2008 (inception)	—	$—	$—	$—	$—	$—

Common stock issued on July 28, 2008 for
services to set up the Company valued
at $0.001 per share	100,000	100	—	—	—	100

Common stock issued on July 29, 2008 for cash
contributed by officers of the Company
valued at $0.0004 per share	6,600,000	2,395	—	—	—	2,395

Common stock issued on July 29, 2009 for cash at
$0.006 per share	3,400,000	2,091	—	—	—	2,091

Acquisition of Ambermax III on
November 28, 2008	1,125,000	12,676	—	—	—	12,676

Services contributed by officers	—	—	33,300	—	—	33,300

Net loss for the year ended December 31, 2008	—	—	—	—	(38,146)	(38,146)

Balance at December 31, 2008	11,225,000	17,262	33,300	—	(38,146)	12,416

Common stock issued on March 16, 2009 for
services valued at $0.05 per share	140,000	7,000	—	—	—	7,000

Capital contributed by officers	—	—	116	—	—	116

Services contributed by officers	—	—	12,700	—	—	12,700

Net loss for the year ended December 31, 2009	—	—	—	—	(17,646)	(17,646)

Balance at December 31, 2009	11,365,000	24,262	46,116	—	(55,792)	14,586

Services contributed by officers	—	—	21,820	—	—	21,820

Net loss for the year ended December 31, 2010	—	—	—	—	(24,464)	(24,464)

Balance at December 31, 2010	11,365,000	24,262	67,936	—	(80,256)	11,942

Common stock issued on March 1, 2011 for
services valued at $0.05 per share	60,800	3,040	—	—	—	3,040

Services and rent contributed by an officer	—	—	28,540	—	—	28,540

Net loss for the year ended December 31, 2011	—	—	—	—	(64,049)	(64,049)

Balance at December 31, 2011	11,425,800	27,302	96,476	—	(144,305)	(20,527)

Common stock subscription (unaudited)	—	—	—	30,000	—	30,000

Common stock issued on July 1, 2012 for cash at
$0.010 per share (unaudited)	300,000	30,000	—	(30,000)	—	—

Net loss for the nine months ended
September 30, 2012 (unaudited)	—	—	—	—	(38,081)	(38,081)

Balance at September 30, 2012 (unaudited)	11,725,800	$57,302	$96,476	$—	$(182,386)	$(28,608)

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			July 28,
			2008
			(Inception)
	For the September 9 Months Ended		Through
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(38,081)	$(41,530)	$(182,386)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed services	—	16,850	96,360
Common stock issued for services	—	3,040	10,140
Changes in operating assets and liabilities:
Increase in accrued interest	827	—	827
Increase in accrued liabilities	15,000	4,100	15,000
Increase (decrease) in accounts payable	1,261	8,149	10,376
Net cash used in
operating activities	(20,993)	(9,391)	(49,683)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Contributed capital	—	—	116
Proceeds from common stock sales	30,000	—	47,162
Payments on related party payable	(12,000)	—	(12,000)
Proceeds from related party payable	10,000	1,518	21,518
Net cash provided by
financing activities	28,000	1,518	56,796

Net change in cash	7,007	(7,873)	7,113

Cash, beginning of period	106	7,982	—

Cash, end of period	$7,113	$109	$7,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for prepaid services	$—	$3,040	$10,140

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 financial statements and notes thereto included. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the operating results for the year ended December 31, 2012.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2012 an officer and major stockholder deposited $10,000 in the Company’s bank account to cover expenses.  There were also payments of $12,000 made to pay down the related party payable during the quarter ended September 30, 2012.  The balance of the related party payable was $9,518 and $11,518 as of September 30, 2012 and December 31, 2011, respectively.  This payable is due on demand and has an imputed interest rate of 8%.  Accrued interest on this payable was $827 at September 30, 2012.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  The balance accrued at September 30, 2012 was $15,000.

Note 4:  Equity Transactions

During the nine months ended September 30, 2012, the Company issued 300,000 shares of common stock for cash received of $30,000.

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

Financial Condition and Results of Operation

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.  Registrant is a development stage company with minimal operations.

We are developing a web site which will be a key aspect of our business. As of the date of this filing, the site is non-functional.

We are currently focused on completing our website to support three planned activities:

1.	Recruiting and training buyer agents
2.	Forming contracts with listing agents
3.	Real Estate Investment Mentoring

We have had $10,020 in operating revenues since inception, July 28, 2008 through September 30, 2012.  The revenue is the result of the sale of two homes during the current quarter.  We have incurred operating expenses totaling $191,779 as of September 30, 2012. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative, professional fees and services along with contributed costs incurred to set up the Company and prepare our Registration Statement on Form S-1. We have generated an accumulated deficit of $(182,386) as of September 30, 2012 and our losses continue to mount.

Our net loss decreased by $3,449 or 8% to $38,081 from $41,530 for the nine month period ended September 30, 2012 compared with the prior year nine month period ended September 30, 2011. This was primarily attributed to a decrease in professional fees due to S-1 filing expenses incurred in the prior year.

Liquidity and Capital Resources

At September 30, 2012, we had $7,113 in cash and a working capital deficit of $(28,608).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate the revenue stream described in our business plan remains unproven.

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

We are a development stage company with minimal operations. We currently have limited business operations and have incurred operating losses since our inception totaling $182,386. As shown in our financial statements, as of the periods ended September 30, 2012 and December 31, 2011, we have incurred cumulative net losses of $ 38,081 and $64,049, respectively from operations. We expect to incur significant operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and may accelerate in the foreseeable future. Our ability to achieve profitability depends upon our successful delivery of professional services to would be buyers, marketing our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions and recruiting buyer agents to sign our master referral agreements, graduate from our workshops, to respond to our sales calls.  We do not have any revenues and have no referral agreements completed. There can be no assurance that we will ever fully achieve anticipated revenues or profitable operations.

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

As a public company, our cost of doing business will increase because of necessary expenses which include, but are not limited to annual audits, legal costs, SEC reporting costs, costs of a transfer agent and the costs associated with NASD fees and compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and  therefore may have diminished time available to apply to other tasks necessary to our survival. It is therefore possible that the burden of operating as a public company will cause us to fail to achieve profitability.  If we exhaust our funds, our business will fail and our investors will lose all money invested in our stock.

We are a development stage company with minimal operations.  It is essential that we grow our business and achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market.

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

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under “Management.” Loss of the services of our officer could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion of our activities, could have a materially adverse effect on us. Inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

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

In the past, the company has issued shares for cash and services at prices which were solely determined by Corey Wiegand. At that time, Mr. Wiegand made a determination of both the value of services exchanged for our shares, and, as well, the price per share used as compensation.  Transactions of this nature were not made at arm’s length and were made without input from a knowledgeable and non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares purchased in this offering. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as they may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

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

While we believe consumer confidence is slowly recovering,  buyers are finding it very difficult to qualify for loans.  As a result, federal, state and local government bodies in many states have provided incentives in the form of rebates, tax credits and other incentives to buyers that are willing to purchase real estate. For example, an eight thousand dollar first time home buyer tax credit was offered and thereafter the credit offering expired.  Future government economic incentives, if any, could be reduced or eliminated altogether. Such home buyer incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our mentor services.

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

The sale of a substantial number of those shares of our common stock registered on Form S-1, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Our mentoring services compete against other buyer agent sources including, Realtor.com’s “buyer assist”, and cohomefinder.com. In the large-scale real estate sales market, we will face direct competition from a number of real estate companies that provide sales services. We will attempt to compete with these more established internet resources. Other potential competitors in the real estate market include real estate brokerages, realtors and individual real estate agents. We also expect that future competition will include new entrants to the real estate market offering new technological solutions. As we enter new markets and pursue additional applications for our services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

Our present and planned operations do not involve any irregular activities.  Nonetheless, we are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future real estate laws and regulations we may be required to pay substantial fines, suspend, or cease operations.

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

Companies quoted on the OTCBB or OTCQB, such as we are seeking to become, are reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB or OTCQB. If we fail to remain current on our reporting requirements, we could be removed from quotation. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed for quotation on the OTC Bulletin Board, which may have an adverse material effect on our Company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 13, 2012	BY:	/s/ Corey Wiegand
Corey Wiegand
President