Form 10-K
period 2012-12-31
Home Treasure Finders, Inc.
filed 2013-03-28
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2012

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

State issuer’s revenues for the most recent fiscal year:  $28,027

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

The aggregate market value of the voting stock held by non-affiliates (3,725,800 shares of no par value Common Stock) was $372,580 as of June 30, 2012. The stock price for computation purposes was $ 0.10 per share, based on the fact that the Registrant sold shares to the public at a price of $0.10 per share pursuant to its IPO and Registration Statement on Form S-1 made effective on January 26, 2012. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, March 26, 2013 was: 11,725,800 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I	Page

Item 1. Description of Business	3
Item 2. Description of Property	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	15
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis or Plan of Operation	16
Item 8. Financial Statements	20
Item 9. Changes In And Disagreements With Accountants And Accounting And Financial Disclosure	33
Item 9A. Contols and Procedures	33
Item 9B. Other Information	32

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	33
Item 11. Executive Compensation	34
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	36
Item 13. Certain Relationships and Related Transactions	37
Item 14. Principal Accountant Fees and Services	38
Item 15 Exhibits	40

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on July 28, 2008.

In March of 2010, we adopted the current focus of our business, which is providing real estate agents with buyer leads thereby obtaining referral commissions from  subsequent sales. Under Colorado law we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted  the “Employing Broker” license, which satisfies the regulatory requirements.

We have borrowed money from our President, Corey Wiegand and we completed an IPO to raise working capital as required by our business.

We have a web site. The address is www.hometreasurefinder.com.  A portion of the funds we raised in our IPO was used to complete our website.

 Principal Services and their Markets

Home Treasure Finders is a licensed real estate brokerage specializing in buyer agency. The Company’s mission is to help established realtors generate and convert IVR leads. We plan to generate the leads with IVR or “integrated voice response.” Our system is fully functional. It incorporates call capture technology to provide agents with real time access to buyer and seller leads.

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

Home Treasure Finders intends to provide both  leads and training at no cost to those buyer agents who sign our agreement to split gross commissions. We believe our competition does not provide training to convert leads to sales.

Intellectual Property

We have a website. We are upgrading the site to include proprietary software on the back end. The additional software is valuable intellectual property and important to the automation of our call capture strategy as contained in our business plan. Completion and activation of this additional web site construction will enable a sequence of automated calls and data transfer which include processing and sending IVR leads to our buyer agents in real time.

Governmental Regulation

Maintaining any licenses deemed necessary by governmental jurisdictions is expensive and time consuming. This and numerous additional factors could delay operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other risks is possible, however we are not presently able to predict the outcome.

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

EMPLOYEES

As of December 31, 2012 and the date of this report we have one employee.

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

We have had substantial losses since inception and minimal cash reserves. We may be unable to continue as a going concern. In the event that we are forced to reduce operations or in any way curtail our business, an investor will lose all money invested.

We have a limited operating history, there is no certainty that we will generate enough revenue to achieve profitability.

Our ability to achieve profitability depends upon the continued service of Corey Wiegand, our founder, who has to date been our sole source of commission revenue. During the last six months our revenues have accelerated and we are no longer considered a development stage company.  As shown in our financial statements, as of the periods ended December 31, 2012 and December 31, 2011, we have incurred net losses of $45,810 and $64,049, respectively from operations. We may incur significant operating losses in the foreseeable future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.

Our company is new and has only recently commenced planned operations.  We may not be able to generate predictable and continuous revenue in the near future. Further, there is no assurance that we will ever grow operations outside the Denver Metro area.  Failure to generate sufficient revenue to pay expenses as they come due may make us unable to continue as a going concern and result in the failure of our company and the complete loss of any money invested to purchase our shares.

We may be unable to manage our growth, if any, or implement our expansion strategy.

We may not be able to provide mentor services, educate realtors, or obtain referrals on a volume basis and results of operations could be materially and adversely affected by low sales volume.

As a public company, our expenses include, but are not limited to, annual audits, legal costs, SEC reporting costs, costs of a transfer agent and the costs associated with fees and compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and will therefore have diminished time available to apply to other tasks necessary to our survival. It is therefore possible that the financial and time burdens of operating as a public company will cause us to fail to achieve profitability.  If we exhaust our funds, our business will fail and our investors will lose all money invested in our stock.

It is essential that we grow our business, achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we could become delinquent in our reporting obligations.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

The issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional funding may jeopardize our ability to continue our business and operations.  We have no present plan to issue additional common stock or undertake additional financing.

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under “Management.” Loss of the services of our officer could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by our current officer and director.

Our sole director, who is our sole executive officer, benificially owns approximately 57.1% of our outstanding shares of Common Stock. Accordingly, our executive officer and director will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Since we have only one director who serves as our president, chief executive officer, chief financial officer and secretary, decisions which affect the company will be made by only one individual.  It is likely that conflicts of interest will arise in the day-to- day operations of our business.  Such conflicts, if not properly resolved, could have a material negative impact on our business.

In the past, the Company has issued shares for cash and services at prices which were solely determined by Corey Wiegand. At that time, Mr. Wiegand made a determination of both the value of services exchanged for our shares, and, as well, the price per share used as compensation.  Transactions of this nature were not made at arm’s length and were made without input from a knowledgeable and non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company owned by a given investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as the may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

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

Our quarterly revenue and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

•	trends in the median home values in Colorado;
•	the availability, pricing and timeliness of web advertising campaigns;
•
the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions and the retail price of signs, sign riders, telephone services, and Mentor Sales Workshops;

•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses;
•	logistical costs;
•	unpredictable volume and timing of buyer’s agent sales;
•	our ability to establish and expand listing agent relationships;
•	the number of buyer agents that we are able to recruit, the ability to book facilities for planned sales training seminars;
•	the timing of new technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in real estate appreciation rates due to changes in economic growth;
•	travel costs and other factors causing the mentor training business to become more difficult; and
•	changes in lending, inspection, appraisal and other factors that result in closing delays or cancellations.

If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If we fail to meet investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

Existing real estate laws, regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to potential buyers and consequently to the real estate referral business which may significantly reduce demand for our services.

The market for homes is influenced by U.S. federal, state and local government regulations and policies concerning the real estate industry, as well as policies promulgated by local real estate boards. These regulations and policies often relate to realtor compensation, and pricing. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Investment in the real estate, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our services. For example, loss of favorable tax treatment, certain government buyer incentive programs, and or government subsidized or backed loan programs may result in loss of sales which would likely harm our financial performance.

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

Today, we believe consumer confidence is slowly recovering. However buyers are finding it very difficult to qualify for loans.  As a result, federal, state and local government bodies in many states have provided incentives in the form of rebates, tax credits and other incentives to buyers that are willing to purchase real estate. For example, an eight thousand dollar first time home buyer tax credit was offered and thereafter the credit offering expired.  Future government economic incentives, if any, could be reduced or eliminated altogether. Such home buyer incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our services.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our business which could decrease demand for our services and harm our business.

 We anticipate that a portion of our future revenues will be derived from commissions in connection with the sale of single family residences to individual homebuyers. In deciding whether to purchase or to rent, prospective customers may evaluate their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect a homeowner’s projected return on investment, which could have a material adverse effect on our business and results of operations.

Problems with service quality or individual buyer agent performance may include agent error, agent negligence or problems within the mentoring services we plan to provide. The result would likely be fewer customers, reduced revenue, unexpected expenses and loss of market share.

In the future, should we become significantly reliant on abilities and skills of other agents at arm’s length, we may fall victim to unexpected agent errors or omissions.  If we deliver mentor services provided by third party agents our credibility and the market acceptance of our mentor services could be harmed.

The realtors we plan to recruit may not deliver consistent and professional mentor and “buyer agent” services and thus our business plan may not gain market acceptance, which would prevent us from achieving sales and market share

The development of a successful market for the mentor services we intend to deliver may be adversely affected by a number of factors, some of which are beyond our control, including:

●	our failure to offer mentoring services that compete favorably against other services on the basis of cost, quality and performance;

●
our failure to offer mentoring services that compete favorably against conventional sales agents and realtors and alternative lead-generation technologies, such as text and e-mail spamming on the basis of cost, quality and performance.

If the services we intend to offer fail to gain market acceptance, we will be unable to achieve significant sales and market share.

If refinements in phone or web technology cause the services we intend to deliver to become uncompetitive or obsolete that could prevent us from achieving market share and sales. The real estate industry is rapidly evolving and highly competitive. A variety of competing lead generation technologies may be under development or available now that could result in lower buyer agent costs or higher conversion rates than those lead generation technologies selected by us. These development efforts may render obsolete the lead generation services we have selected to offer.

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

The market for residential real estate is rapidly evolving and its future is uncertain. If real estate proves unsuitable for widespread ownership or if demand for our mentoring services fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for real estate mentoring in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of real estate mentoring including:

•	cost-effectiveness of hiring a mentor as compared with establishing a conventional buyer agency agreement;
•	performance and reliability of trained mentors as compared with conventional and established buyer agents;
•	success of alternative lead generation technologies such as web-casts, text messaging, email spamming;
•	fluctuations in economic and market conditions that impact the viability of real estate purchases;
•	increases or decreases in the costs associated with obtaining a residential home loan;
•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;
•	continued regulation of the real estate and lending industries; and
•	availability and effectiveness of government subsidies and incentives.

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

Because 93% of residential listings are held by just 7% of listing agents, our business will become extremely dependent on a very limited number of listing agents.  In the event that we enter relationships with the most productive listing agents and placed our signs at their respective inventories, we could ultimately become dependent on them.  If any of these relationships is not maintained, or if the listing agent  duplicates our service this could prevent us from delivering our services to our customers within required timeframes, which could result in loss of market share.

If we fail to develop or maintain our relationships with powerful listing agents, or sign management companies, we may be unable to put our IVR signs at their listings and as a result we may not receive an adequate number of buyer and seller inquiries. Our services may not be marketed effectively and this could prevent us from delivering our services to our customers within required timeframes and we may experience lower sales conversion rates and loss of market share. The failure of a listing agent to supply us with updated listing inventory lists in a timely manner, or failure of a sign management company to post our signs quickly and inexpensively, could impair our ability to prospect effectively and increase our costs.  If the buyer agent to whom we refer business is unable to respond to customer inquiries on a timely basis, we could be prevented from delivering our services to our customers within required timeframes, which could result in lower sales conversion rates, a higher number of contract terminations and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

Our mentoring services compete against other buyer agent sources including, Realtor.com’s “buyer assist”, and cohomefinder.com. In the large-scale real estate sales market, we will face direct competition from a number of real estate companies that provide sales services. Our website, www.hometreasurefinder.com will attempt to compete with these more established internet resources. Other potential competitors in the real estate market include real estate brokerages, realtors and individual real estate agents. We also expect that future competition will include new entrants to the real estate market offering new technological solutions. As we enter new markets and pursue additional applications for our services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

However, we believe some listing agents do not presently have an adequate buyer agent arrangement. Consequently, we plan concentrate our efforts to form listing agent relationships where our efforts will most likely meet with success.

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

The United States and international economies have recently experienced a period of reduced economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for real estate investments that require significant initial capital expenditures, including demand for fix and flips, rental properties, and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for real estate investment. If the economic recovery slows as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our mentoring services, which may harm our operating results.

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

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

If the Company uses its stock in acquisitions of other entities there may be substantial dilution at the time of a transaction.

The $0.10 per share offering price of the common stock we sold under our prospectus was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other assets.

The laws which govern merger transactions provide that since our sole director and officer owns over 50% of our outstanding shares, we may enter into a share exchange, reverse merger or other similar transaction with a private company in an unrelated business without the prior approval of unaffiliated shareholders.

The various securities laws applicable to our company provide that our management may elect to enter and consummate a transaction to enter a new or additional businesses. In that event, our shareholders would likely receive only an information statement with certain disclosures as required by law and would likely not be in a position to approve or disapprove the transaction. Investors who are unwilling to accept the uncertainty of new management, a new business plan, likely dilution and all the numerous related uncertainties that may materialize in the event such a transaction is consummated, should not purchase our shares.

There is presently no market for our common stock, Failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

Prior to our IPO, there has been no public market for our common stock and a public market for our common stock may not develop.  We will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board (OTCBB) or the OTCQB which are both dealer systems. We plan to locate one or more market-makers to provide quotations for our common stock, but it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, and as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is assigned a trading symbol and quoted on the OTCBB or OTCQB a limited trading market is all that we anticipate for the near future. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

HOLDERS

As of the date of this report, there were approximately 56 holders of our common stock.

On January 26, 2012 we were informed that our Registration Statement was made effective. Subsequently we sold the minimum offering, issued share certificates and used the proceeds of the offering as described in our Prospectus. As of the date of this report, our Initial Public Offering of our Common Shares has closed.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Prior to our IPO, various shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission. Subsequently, in accordance with the terms of Registration Statement on Form S-1, certain shares have been registered for resale and additional shares have been qualified for sale.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We made no purchases of our equity securities nor were any such purchases made by any purchaser affiliated with us.

OUR TRANSFER AGENT

We have retained Standard Registrar and Transfer Agency, Albuquerque, New Mexico, as transfer agent for our Common shares. Shareholders are responsible to contact Standard to update their  address. This may be done by writing:

Standard Registrar and Transfer Agency
P.O. Box 14411
Albuquerque, NM 87191
Phone : 505-828-2839

Or by e-mail to:  mary@standardregistrarta.com

Standard is responsible for all record-keeping and administrative functions in connection with our common shares.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a small company, including limited capital resources, delays and cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.

We are developing a web site which will be a key aspect of our business. As of the date of this prospectus, the site is only partially functional. You may view the site at www.hometreasurefinder.com

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

Present third part listing agents/buyer agents/referrals

As of December 31, 2012 and the date of this report, we have no active agreements with listing agents or buyer agents. Consequently, all listings and resulting sale commissions are being generated by our officer and founder, Corey Wiegand. Mr. Wiegand is assisted by various unlicensed individuals on a hourly basis, or otherwise. For example, in the event Mr. Wiegand closes a sale which generates a commission resulting from a referral from another licensed real estate broker, a “referral commission” or “commission split” may be due and payable to the referring broker at closing.

As previously stated, we believe our business and the role of “trained” buyer’s agents will always be timely and that as our business grows we can recruit listing agents and buyer agents in the future.

 Integrated Voice Response, Call Capture System, Signs and Website

We presently place our IVR SIGN in the yards of the homes on which we have a signed listing. We plan in the future to place similar IVR SIGNS  at additional properties as such placements are authorized by a listing agent. Our  IVR signs direct calls from potential buyers to our data base and also to the mobile phone of our founder or an assigned buyer agent:

Each time a home buyer sees a FOR SALE sign and the Home Treasure Finder’s IVR SIGN in front of it, the prospective buyer will have two options:

1.	They can elect to call the listing agent directly by calling the number, if any, displayed on the larger FOR SALE sign, or

2.	They may elect to call the 1-800 number displayed on our smaller IVR SIGN.

If they elect to call the third party listing agent directly, Home Treasure Finders will not acquire the lead.

Presently we operate our website under a short term contract with a third party service. This arrangement provides us a functional generic IVR service for a monthly fee. Ultimately, we plan to integrate our IVR system into the Home Treasure Finder.com website. This will aid us in tracking the incoming leads and potentially save us annually, thousands of dollars in monthly fees.

In either case, our IVR system seamlessly transfers the lead to Mr. Wiegand or a designated buyer agent

As of the date of this report we are negotiating a supplier agreement to purchase additional signs. We believe additional signs can be purchased from a variety of sources without difficulty.  Our new sign inventory will be stored indoors at our business address, and as of the date of this report, we are planning to deploy our new signs on specific properties, as appropriate.

Our future supply of listing agents and buyer’s agents
A key element of the Home Treasure Finders business plan is to recruit and train buyer’s agents. By marketing to new agents in online job forums, and placing small classified ads on sites like Craiglist.com, we plan to recruit both  new and experienced agents who would like to have access to more prospects.

From conversations with other real estate professionals, we believe that established lead marketing companies sell their lead generation services to agents for a monthly fee. We further believe that our competition is not licensed, and thus cannot be paid a real estate commission. We believe our competition does not provide training to convert leads to sales.

Home Treasure Finders intends to provide leads and training at no cost to those buyer agents who sign our agreement to split gross commission.

PLAN OF OPERATIONS AND PROJECTIONS

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

Our Potential for Growth.

Historically, the Company has been considered a Development Stage Company. As a result of operations and revenues during 2012, the Company has fully commenced its planned operations, generated significant revenues, and is no longer considered a Development Stage Company.

During the third and fourth quarter of 2012 we generated $28,027 in commission revenue. Based upon closings which have occurred prior to the date of this report, we anticipate higher commission revenue will be reported during our first quarter of 2013. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

We are also evaluating a plan to expand our operations to include property management. In the event we are able to complete our plan, we anticipate both immediate revenue and, over the long term, a more predictable monthly cash flow.

Our operating expenses include significant legal, consulting, accounting and contributed services, all accounted for as expenses. As a consequence, our net losses for the years December 31, 2012 and 2011 total $45,810 and $64,049, respectively.

Results of Operations

See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through loans from our founder, cash raised in our completed IPO or through cash and services contributed by our founder, officer and director. As of December 31, 2012, we had $9,408 in cash, and a working capital deficit of $36,337.

The following table sets forth our statements of operations data for the year ended December 31, 2012 and 2011.

Summary Statement of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues, net	$28,027	$-
Gross profit (loss)	28,027	-
Selling, general and administrative expenses	50,875	36,080
Commission expense	7,958	-
Professional fees	14,067	27,969
Total operating expenses	72,900	64,049
Loss from operations	(44,873)	(64,049)
Other Income (expense)	(937)	-
Loss from operations before income taxes	(45,810)	(64,049)
Income tax provision	-	-
Net loss	$(45,810)	$(64,049)

Revenues

For the period from inception through December 31, 2012 we have generated $28,027 in revenues.  All revenue was generated during the third and fourth quarter of 2012.

Total Operation Expenses

Our net loss decreased by $18,239 or 28% to $45,810 from $64,049 for the year ended December 31, 2012 compared with the prior year ended December 31, 2011. This was primarily attributed the net effect of the following factors:

1.
General and administrative expenses increased by $14,795, or 41%, to $50,875 for the year ended December 31, 2012 from $36,080 for the prior year ended December 31, 2011. This is attributable to the increase in salary expense, consulting expenses, and realtor expenses as well as other basic general and administrative expenses.

2.
Professional fees decreased by $13,902 or 50% to 14,067 for the year ended December 31, 2012 from $27,969 for the prior year ended December 31, 2011. This is attributable to the one time professional legal and auditing fees incurred with the S-1 registration that were incurred in 2011.

3.	Revenue increased to $28,027 for the year ended December 31, 2012 from $-0- for the year ended December 31, 2011.

Liquidity and Capital Resources

Our Initial Public Offering of our common stock was declared effective by the Securities and Exchange Commission on January 26, 2012. As of the date of this report, proceeds of our IPO representing the Minimum Offering of $30,000 have been released from the escrow account and utilized to support our business plan.

At December 31, 2012, we had $9,408 in cash, representing primarily commissions earned during the fourth quarter. Our cash is held in our checking account and is usable by the Company. At year end our working capital deficit was $36,337.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 21 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Home Treasure Finders, Inc. and Subsidiary
Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Home Treasure Finders, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Treasure Finders, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2013

HOME TREASURER FINDERS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

Assets

Current Assets:
Cash	$9,408	$106
Prepaid expenses	280	—

Total current assets	$9,688	$106
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$15,959	$9,115
Accrued wages	22,500	—
Accrued liabilities	1,686	—
Accrued interest	937	—
Related party note payable	4,943	11,518
Total current liabilities	46,025	20,633

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,725,800 and 11,425,000 shares issued and outstanding, respectively	57,302	27,302
Additional paid in capital	96,476	96,476
Accumulated deficit	(190,115)	(144,305)
Total shareholder’s equity (deficit)	(36,337)	(20,527)

Total liabilities and shareholders' equity (deficit)	$9,688	$106

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2012	2011

Revenue	$28,027	$—

Operating expenses:
Commission expense	7,958	—
Professional fees	14,067	27,969
General and Administrative	50,875	36,080
Total operating expenses	72,900	64,049

Operating loss	(44,873)	(64,049)

Other Income (expense)
Other income	—	—
Interest expense	(937)	—

Total other income	(937)	—

Net loss	$(45,810)	$(64,049)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	11,577,033	11,415,972

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2010	11,365,000	$24,262	$67,936	$(80,256)	$11,942

Common stock issued on March 1, 2011 for
services valued at $0.05 per share	60,800	3,040	—	—	3,040

Services and rent contributed by an officer	—	—	28,540	—	28,540

Net loss for the year ended December 31, 2011	—	—	—	(64,049)	(64,049)

Balance at December 31, 2011	11,425,800	27,302	96,476	(144,305)	(20,527)

Common stock issued on July 1, 2012 for cash at
$0.10 per share	300,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2012	—	—	—	(45,810)	(45,810)

Balance at December 31, 2012	11,725,800	$57,302	$96,476	$(190,115)	$(36,337)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(45,810)	$(64,049)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed services	—	28,540
Common stock issued for services	—	3,040
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(280)	7,000
Increase (decrease) in accounts payable	6,844	6,075
Increase (decrease) in accrued salary	22,500	—
Increase (decrease) in accrued liabilities	1,686	—
Increase (decrease) in accrued interest	937	—
Net cash used in
operating activities	(14,123)	(19,394)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Contributed capital	—	—
Proceeds from common stock sales	30,000	—
Proceeds from related party payable	10,425	11,518
Payment of related party payable	(17,000)	—
Net cash provided by
financing activities	23,425	11,518

Net change in cash	9,302	(7,876)

Cash, beginning of period	106	7,982

Cash, end of period	$9,408	$106

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$3,040

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Home Treasurer Finders, Inc. (the “Company”) was initially incorporated on July 28, 2008 in the State of Colorado.  The Company has one subsidiary, Ambermax III, Inc.  The Company issued its officers and directors 10,100,000 shares of its no par common stock as payment for $4,586 in fees and expenses incurred as part of organizing the Company.

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

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$12,900	$8,700
Accrued expense	4,800	-

Valuation allowance	(17,700)	(8,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book income	$(9,000)	$(12,600)
Contributed services	-	5,600
Penalties	100	-
Accrued expenses	4,800	-

Valuation allowance	4,100	7,000
	$-	-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $65,300 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Notes to the Financial Statements
December 31, 2012 and 2011

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

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2012 and 2011 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

The computation of loss per common share is based on the weighted average number of shares outstanding for the years ended December 31, 2012 and 2011 as follows:

	For the Year Ended December 31,
	2012	2011
Net loss (numerator)	$(45,810)	$(64,049)
Shares (denominator)	11,577,033	11,415,972
Net loss per share	$(0.00)	$(0.00)

f.  Development Stage

Historically, the Company has been considered a Development Stage Company. As a result of operations and revenues during 2012, the Company has fully commenced its planned operations, generated significant revenues, and is no longer considered a Development Stage Company.

g.  Revenue Recognition

Revenue is recognized when services are provided and collection is reasonably assured.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Notes to the Financial Statements
December 31, 2012 and 2011

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

NOTE 2 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2012, the Company issued 300,000 shares of common stock for cash received of $30,000.

During the year ended December 31, 2011, the Company issued 60,800 shares of common stock valued at $0.05 per share for consulting services provided in a prior period.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012 an officer and major stockholder deposited $10,425 in the Company’s bank account to cover expenses.  There were also payments of $17,000 made to pay down the related party payable during the year ended December 31, 2012.  The balance of the related party payable was $4,943 and $11,518 as of December 31, 2012 and December 31, 2011, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $937 at December 31, 2012.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  The balance accrued at December 31, 2012 was $22,500.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2011 officers and major stockholders estimated that they contributed services to the Company valued at $27,490 and contributed rent of $1,050.  Officers and stockholders also contributed services worth an estimated $21,820 for 2010.  Also at December 31, 2011, the Company had a note to an officer and major stockholder for $11,518 to the Company.  This payable is due on demand and has an interest rate of 8%.  No interest had been accrued as of December 31, 2011.

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

NOTE 5 - SUBSEQUENT EVENTS

Effective April 1, 2013, all property management activities, revenues and expenses in connection with CW Properties, a property management company owned by the CEO, shall be transferred to a wholly owned subsidiary of Home Treasure Finders, Inc.  All net revenue earned by CW Properties shall be booked as consolidated revenue of Home Treasure Finders, Inc.

Also effective April 1, 2013, the base salary of the CEO will increase from $2,500 to $5,500 per month.

The Company has evaluated all other subsequent events through the date the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other postclosing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight of financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2012, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would serve as a consultant to assist management in improvements in our disclosure controls and procedures and in our internal control over financial reporting.  We anticipate that the consultant will help to oversee our financial reporting and tracking documentation of all transactions.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	34	President, Chief Executive Officer, Chief Financial Officer and Sole Director
_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, age 34, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a real estate investor, Colorado licensed Employing Broker, and is certified to work with property management, short sales and bank owned properties.

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

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2012 and 2011 and the period from inception until December 31, 2012 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

There were no executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.  Our executive officer did not receive any compensation during the years ended December 31, 2011 and 2010 and the period from inception until December 31, 2011.

Beginning January 2012 we agreed to pay Mr. Wiegand a salary of $2,500 per month plus an additional over-ride of 15% based on sales. However, during much of 2012, we experienced a cash shortage and were unable to pay salary to Mr. Wiegand as it became due. As of December 31, 2012 Mr. Wiegand is owed accrued salary totaling $22,500. As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation.   We plan to pay Mr. Wiegand accrued back salary. We plan to increase Mr. Wiegand’s base salary to $5,500 per month, effective April 1, 2013.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2012, 2011 and 2010. Mr. Wiegand received no compensation. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2012 2011 2010	11,699 — —	— — —	— — —	— — —	— — —	— — —	— — —	11,699 — —

    For the years ended 2012, 2011and 2010, services valued at $0, $27,490, and $27,490 respectively, were contributed by our officers and director.

As of December 31, 2012 Mr. Wiegand is owed accrued salary totaling $22,500. As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation.   We plan to pay Mr. Wiegand accrued back salary. We plan to increase Mr. Wiegand’s base salary to $5,500 per month, effective April 1, 2013.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executives for the years ended December 31, 2010, 2011, 2012 and as of the date of this report.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

No stock options were exercised or held for exercise.

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

The Company has no agreement for employment. The Company entered and completed a written agreement for certain future financial printing services for which 140,000 shares of its common stock were issued on March 16, 2009. Going forward we will purchase these services for cash.

We presently pay Corey Wiegand a salary of  $2,500 monthly plus an override of 15% based upon revenue. During periods when we did not have available cash, we have accrued unpaid salary and plan to pay these amounts at a future date when and if cash becomes available. We have not executed a written agreement in connections with this arrangement and we may change the arrangement at any time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2012 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Ownership (2)

Common Stock	Corey Wiegand	6,700,000	57.1%

Common Stock	Bristlecone Associates, LLC (3) 38113 Fruitland Mesa Road Crawford, CO 81415	3,000,000	25.6%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,00	57.1%
____________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 3412 West 62 nd Ave., Denver, CO 80221.

(2)
Applicable percentage ownership is based on  11,725,800 shares of common stock outstanding as of December 31, 2012 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)	Bristlecone Associates, LLC acquired 3,000,000 shares from Kevin Byrne on December 25, 2010 for $2,500 cash.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Corey Wiegand has no relationship with any shareholder of the Company other than James Wiegand.

            For the years ended December 31, 2012 and 2011 the sole officer of the Company contributed services valued at $-0- and $27,490, respectively. This amount has been booked to additional paid in capital.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $15,250 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2012.

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

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $12,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

HOME TREASURE FINDERS (Registrant)

DATE: March 27, 2013	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer