Form 10-Q
period 2013-03-31
Home Treasure Finders, Inc.
filed 2013-05-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2013	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of May 1, 2013, 11,725,800 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets:
Cash	$1,359	$9,408
Prepaid expenses	210	280

Total current assets	$1,569	$9,688
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$12,949	$15,959
Accrued wages	12,812	22,500
Accrued liabilities	6,901	1,686
Accrued interest	985	937
Related party note payable	2,443	4,943
Total current liabilities	36,090	46,025

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,725,800 shares issued and outstanding, respectively	57,302	57,302
Additional paid in capital	96,476	96,476
Accumulated deficit	(188,299)	(190,115)
Total shareholder’s equity (deficit)	(34,521)	(36,337)

Total liabilities and shareholders' equity (deficit)	$1,569	$9,688

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended
	March 31,
	2013	2012

Revenue	$36,447	$—

Operating expenses:
Commission expense	5,467	—
Professional fees	9,278	4,971
General and Administrative	19,838	10,468
Total operating expenses	34,583	15,439

Operating income (loss)	1,864	(15,439)

Other Expense
Interest expense	(48)	(234)

Total other expense	(48)	(234)

Net income (loss)	$1,816	$(15,673)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,725,800	11,425,800

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	11,425,800	$27,302	$96,476	$(144,305)	$(20,527)

Common stock issued on July 1, 2012 for cash at
$0.10 per share	300,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2012	—	—	—	(45,810)	(45,810)

Balance at December 31, 2012	11,725,800	57,302	96,476	(190,115)	(36,337)

Net income for the quarter ended March 31, 2013
(Unaudited)	—	—	—	1,816	1,816

Balance at March 31, 2013 (Unaudited)	11,725,800	$57,302	$96,476	$(188,299)	$(34,521)

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$1,816	$(15,673)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	70	—
Increase (decrease) in accounts payable	(3,010)	1,371
Increase (decrease) in accrued salary	(9,688)	—
Increase (decrease) in accrued liabilies	5,215	234
Increase (decrease) in accrued interest	48	8,550
Net cash used in
operating activities	(5,549)	(5,518)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party payable	—	5,500
Payment of related party payable	(2,500)	—
Net cash provided by
financing activities	(2,500)	5,500

Net change in cash	(8,049)	(18)

Cash, beginning of period	9,408	106

Cash, end of period	$1,359	$88

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2012 financial statements and notes thereto included. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the operating results for the year ended December 31, 2013.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, this is the first quarter the Company has not incurred losses since inception and it has a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company may seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Note 3:  Related Party Transactions

During the three months ended March 31, 2013, $2,500 was paid to reduce our related party payable.  The balance of the related party payable was $2,443 and $4,943 as of March 31, 2013 and December 31, 2012, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $985 at March 31, 2013.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  The balance accrued at March 31, 2013 was $12,812.

Note 4:  Subsequent Events

Effective April 1, 2013 all property management activities, revenues and expenses in connection with CW Properties, a property management company owned by the CEO, shall be transferred to a wholly owned subsidiary of Home Treasure Finders, Inc.  All net revenue earned by CW Properties shall be booked as consolidated revenue of Home Treasure Finders, Inc.

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

Financial Condition and Results of Operation

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.  We had $36,447 in operating revenues during the quarter ended March 31, 2013, from sales commission paid to the Company from four closings involving Denver Metro Area single and multi-family properties.

We operate a web site as a key aspect of our real estate sales and property management business. The address of our website is:  www.hometreasurefinder.com.

We are planning to augment our website to support three planned activities:

1.	Recruiting and training buyer agents
2.	Forming contracts with listing agents
3.	Real Estate Investment Mentoring

We had $36,447 in operating revenues during the quarter ended March 31, 2013.  We incurred operating expenses totaling $34,583 as of March 31, 2013. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative and professional fees.  We generated a net income of $1,816 for the current quarter.

Our net income increased by $17,489to $1,816 from $(15,673) for the three month period ended March 31, 2013 compared with the prior year three month period ended March 31, 2012. This was primarily attributed to an increase in revenue earned in the current year.

Liquidity and Capital Resources

At March 31, 2013, we had $1,359 in cash and a working capital deficit of $34,521.  As of the date of this report our liquidity and capital resources are starting to increase and our ability to generate the revenue stream described in our business plan is beginning to take effect.

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

We have had substantial losses since inception and minimal cash reserves. While we are beginning to earn revenue and make a profit, our ability to continue as a going concern over the long term remains unproven. In the event that we are forced to reduce operations or in any way curtail our business, an investor will lose all money invested.

We have a limited operating history.

Our ability to maintain profitability depends upon the continued service of Corey Wiegand, our founder, who has to date been our sole source of commission revenue. During the last six months our revenues have accelerated and

We are no longer considered a development stage company.  As shown in our financial statements, we earned a net income of $1,816 in the current quarter. However, we may incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training two buyer agents.

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

We may be unable to manage our growth or implement our expansion strategy.

We have recent taken over the operations of CW Properties which manages 55 rental units and which has in the past shown net revenue from management fees. Therefore, in the future we will need to undertake additional activites in property management as well as those in connection with our ongoing business plan.

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

We have no present plan to issue additional common stock or undertake additional financing. However, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional funding may jeopardize our ability to continue our business and operations.

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

Our sole director, who is our sole executive officer, beneficially owns approximately 57.1% of our outstanding shares of Common Stock. Accordingly, our executive officer and director will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Recently, Mr. Wiegand contributed the property management entity known as CW Properties.

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

Our quarterly revenue and operating results from Commissions will be difficult to predict from quarter to quarter. We  derive relatively stable revenue from our property management operations. Nonetheless, it is possible that our net operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

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

If our mentoring services are not suitable for widespread adoption, or a sufficient demand for trained buyer agents or leads does not develop, or takes longer to develop than we anticipate, we would be unable to achieve our goal to grow commision revenues.

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

The resale of a substantial number of those shares of our common stock registered on Form S-1, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

If we cannot continue to compete successfully in the real estate industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in the targeted markets to increase, which could result in lower sales conversion rates or reduced demand for our service offerings and may have a material adverse effect on our business and results of operations.

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

Compliance with real estate law and local regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification
101	XBRL Exhibit

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 13, 2012	BY:	/s/ Corey Wiegand
Corey Wiegand
President