Form 10-Q
period 2013-06-30
Home Treasure Finders, Inc.
filed 2013-08-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2013	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of August 5, 2013, 11,725,800 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets:
Cash	$5,773	$9,408
Prepaid asset	140	$280

Total current assets	$5,913	$9,688
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$15,637	$15,959
Accrued salary	19,312	22,500
Accrued liabilities	12,316	1,686
Accrued interest on related party note payable	1,034	937
Related party note payable	2,443	4,943
Total current liabilities	50,742	46,025

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,725,800 shares issued and outstanding, respectively	57,302	57,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(198,607)	(190,115)
Total shareholder’s equity (deficit)	(44,829)	(36,337)

Total liabilities and shareholders' equity (deficit)	$5,913	$9,688

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Commission income	$15,593	$—	$52,040	$—-
Property management income	9,748	—-	9,748	—-
Revenue	$25,341	$—	$61,788	$—

Operating expenses:
Commision expense	2,339	—-	7,806	—
Professional fees	2,937	3,130	12,215	8,100
General and Administrative	30,324	10,967	50,162	21,435
Total operating expenses	35,600	14,097	70,183	29,535

Operating loss	(10,259)	(14,097)	(8,395)	(29,535)

Other expense
Interest expense	(49)	(401)	(97)	(635)

Total other expense	(49)	(401)	(97)	(635)

Net loss	$(10,308)	$(14,498)	$(8,492)	$(30,170)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,725,800	11,425,800	11,725,800	11,425,800

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	11,425,800	$27,302	$96,476	$(144,305)	$(20,527)

Common stock issued on July 1, 2012 for cash at
$0.10 per share	300,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2012	—	—	—	(45,810)	(45,810)

Balance at December 31, 2012	11,725,800	57,302	96,476	(190,115)	(36,337)

Net loss for the six months ended June 30, 2013
(Unaudited)	—	—	—	(8,492)	(8,492)

Balance at June 30, 2013 (Unaudited)	11,725,800	$57,302	$96,476	$(198,607)	$(44,829)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,492)	$(30,170)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expense	140	—
Decrease in accrued salary	(3,188)	—
Increase in accrued interest	97	635
Increase in accrued liabilities	10,360	17,100
Increase (decrease) in accounts payable	(322)	2,909
Net cash used in
operating activities	(1,135)	(9,526)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from common stock subscription	—	30,000
Payment of related party payable	(2,500)	10,000
Net cash provided by
financing activities	(2,500)	40,000

Net change in cash	(3,635)	30,474

Cash, beginning of period	9,408	106

Cash, end of period	$5,773	$30,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2012 financial statements and notes thereto included. The results of operations for the period ended June 30, 2013, are not necessarily indicative of the operating results for the year ended December 31, 2013.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, since inception the Company has incurred losses in all quarters except the quarter ended March 31, 2013 and it has a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2013, $2,500 was paid to reduce our related party payable.  The balance of the related party payable was $2,443 and $4,943 as of June 30, 2013 and December 31, 2012, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,034 at June 30, 2013.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  Effective April 1, 2013, the base salary to be paid to the CEO increased to $5,500 per month.  The balance accrued at June 30, 2013 was $19,312.

Effective April 1, 2013 all property management activities, revenues and expenses in connection with CW Properties, a property management company owned by the CEO, were transferred to a wholly owned subsidiary of Home Treasure Finders, Inc.  All net revenue earned by CW Properties beginning April 1 has been booked as consolidated revenue of Home Treasure Finders, Inc.

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

During the three months ended June 30, 2013 we generated operating revenue from two sources, sales commission and property management.  During the three months ended June 30, 2012 we did not generate  any revenue because Home Treasure Finders did not have a real estate licence in the prior year period. For the three months ended June 30, 2013 the Company generated a total of $25,341 in revenues,  consisting of $15,593 from sales commissions and $9,748 from property management.  During the three months ending June 30, 2103 we incurred operating expenses totaling $35,600. Such expenses consisted primarily of commissions paid on the revenue earned and general and administrative and professional fees. During the three months ended June 30, 2012 we incurred a total of 14,097 of operating expenses consisting of  $10,967 in General and Administrative expenses and $3,130 of Professional Fees. Our net loss decreased by $4,190 to $10,308 from $14,498 for the three month period ended June 30, 2013 compared with the prior year three month period ended June 30, 2012. This was primarily attributed to an increase in revenue earned in the current year.

Our New Property Management Subsidiary

We began to manage certain rental real estate owned by non-related third parties, effective April 1, 2013. The 55 management agreements in connection with the properties we now manage were contributed by or CEO, Corey Wiegand.

The Six Months Ended June 30, 2013 and June 30, 2012

During the Six months ended June 30, 2013 we  generated operating revenue from two sources, sales commission and the net proceeds generated from property management activities. During the six months ended June 30, 2012 we did not generate  any revenue because Home Treasure Finders did not have a real estate licence in the prior year period. For the six months ended June 30, 2013 the Company generated a total of  $61,788 in revenues, of which $52,040 was from sales commissions and $9,748 from Property management.  We incurred operating expenses totaling $70,183 for the six months ended June 30, 2013. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative and professional fees. Beginning April 1, 2013, our General and administrative expense was higher than in previous periods, in part due to an increase from $2,500 per month to $5,500 per month in salary paid to or CEO, Corey Wiegand.

During the six months ended June 30, 2012 we incurred a total of  $29,535 of operating expenses consisting of  $21,435 in General and Administrative expenses and $8,100 of Professional Fees. We generated a net loss of $30,170 for this six month period ended June 30, 2012.

Our net loss decreased by $21,678 to $8,492 from $30,170 for the six month period ended June 30, 2013 compared with the prior year six month period ended June 30, 2012. This was primarily attributed to an increase in revenue earned in the current year.

Liquidity and Capital Resources

At June 30, 2013, we had $5,773 in cash and a working capital deficit of $30,580. At June 30, 2012 we had  $20,697 in cash and a working capital deficit of $36,337. During the periods ended March 31, 2013 and June 30, 2013 our liquidity and capital resources declined and as of the date of this report remain week.  However, in comparison to the similar periods in the prior year, and  as of the date of this report, our abilities to generate the revenue stream described in our business plan and from our new operations in property management are improving.

Our Web Site Supporting Real Estate Operations

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

We have a limited operating history.

Our ability to maintain profitability depends upon the continued service of Corey Wiegand, our founder, who has to date been our sole source of commission revenue. During the last six months our revenues have accelerated and we are no longer considered a development stage company.  As shown in our financial statements, we had a net loss of $8,492 in the current quarter.  We may also incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training one buyer agent and are negotiating to lease office space where we plan to aggressively expand our professional staff.

We are no longer considered a development stage company.  As shown in our financial statements, we earned a net income of $1,816 in the current quarter. However, we may incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to actualize our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training two buyer agents.

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

Compliance with real estate law and local regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us

Our present and planned operations do not involve any irregular activities. Nonetheless, we are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future real estate laws and regulations we may be required to pay substantial fines, suspend, or cease operations.

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

The $0.10 per share offering price of the common stock we sold under our prospectus was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other assets or to raise additional working capital.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 14, 2013	BY:	/s/ Corey Wiegand
Corey Wiegand
President