Form 10-Q
period 2013-09-30
Home Treasure Finders, Inc.
filed 2013-11-12
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2013	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of November 12, 2013, 11,725,800 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets:
Cash	$26,152	$9,408
Prepaid asset	70	$280

Total current assets	$26,222	$9,688
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$12,345	$15,959
Accrued salary	19,612	22,500
Accrued liabilities	18,527	1,686
Accrued interest on related party note payable	1,135	937
Related party note payable	7,443	4,943
Total current liabilities	59,062	46,025

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,725,800 shares issued and outstanding, respectively	57,302	57,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(186,618)	(190,115)
Total shareholder’s equity (deficit)	(32,840)	(36,337)

Total liabilities and shareholders' equity (deficit)	$26,222	$9,688

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Commission income	$37,023	$10,020	$89,063	$10,020
Property management income	17,039	—	26,787	—
Revenue	$54,062	$10,020	$115,850	$10,020

Operating expenses:
Commision expense	5,553	1,498	13,359	1,498
Professional fees	3,669	2,972	15,884	11,073
General and Administrative	32,750	13,269	82,912	34,703
Total operating expenses	41,972	17,739	112,155	47,274

Operating income (loss)	12,090	(7,719)	3,695	(37,254)

Other expense
Interest expense	(101)	(192)	(198)	(827)

Total other expense	(101)	(192)	(198)	(827)

Income (loss) before taxes	11,989	(7,911)	3,497	(38,081)

Income tax expense	—	—	—	—

Net (income) loss	$11,989	$(7,911)	$3,497	$(38,081)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,725,800	11,725,800	11,725,800	11,526,530

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	11,425,800	$27,302	$96,476	$(144,305)	$(20,527)

Common stock issued on July 1, 2012 for cash at
$0.10 per share	300,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2012	—	—	—	(45,810)	(45,810)

Balance at December 31, 2012	11,725,800	57,302	96,476	(190,115)	(36,337)

Net income for the nine months ended September 30, 2013
(Unaudited)	—	—	—	3,497	3,497

Balance at September 30, 2013 (Unaudited)	11,725,800	$57,302	$96,476	$(186,618)	$(32,840)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,497	$(38,081)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expense	210	—
Decrease in accrued salary	(2,888)	—
Increase in accrued interest	198	827
Increase in accrued liabilities	16,841	15,000
Increase (decrease) in accounts payable	(3,614)	1,261
Net cash provided by (used in)
operating activities	14,244	(20,993)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from common stock subscription	—	30,000
Proceeds from related party payable	5,000	10,000
Payment of related party payable	(2,500)	(12,000)
Net cash provided by
financing activities	2,500	28,000

Net change in cash	16,744	7,007

Cash, beginning of period	9,408	106

Cash, end of period	$26,152	$7,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2012 financial statements and notes thereto included. The results of operations for the period ended September 30, 2013, are not necessarily indicative of the operating results for the year ended December 31, 2013.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, since inception the Company has incurred losses in all quarters except the quarters ended March 31, 2013 and September 30, 2013 and it has a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2013, the related party payable had a net increase of $2,500.  The balance of the related party payable was $7,443 and $4,943 as of September 30, 2013 and December 31, 2012, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,135 at September 30, 2013.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  Effective April 1, 2013, the base salary to be paid to the CEO increased to $5,500 per month.  The balance accrued at September 30, 2013 was $19,612.

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

Financial Condition and Results of Operation

The Three Months Ended September 30 2013 and September 30 2012.

Our net earnings for the three months ended September 30, 2013 were $11,989.   We generated operating revenue from two sources, sales commissions and property management. We began to manage certain rental real estate owned by non-related third parties, effective April 1, 2013. The 55 management agreements in connection with the properties we now manage were contributed by our CEO, Corey Wiegand.

Our net income of $11,989 for our recently completed quarter represents an improvement of $19,900 as compared to our net loss of $7,911for the prior year three month period ended September 30, 2012. This significant improvement in our bottom line is attributed to a strong increase in sales commissions together with consistent property management revenue from our new property management activities.

For the three months ended September 30, 2013 the Company generated a total of $54,062 in revenues, consisting of $37,023 from sales commissions and $17,039 from property management.  During the three months ended September 30, 2012, the first quarter in which our Company generated revenue, we had only $10,020 from sales commission and had no property management activities.

During the three months ending September 30, 2103 we incurred operating expenses totaling $41,972. Such expenses consisted primarily of commissions paid on the revenue earned and general and administrative and professional fees. During the three months ended September 30, 2012 we incurred a total of $17,739 of operating expenses consisting of commissions, professional fees and general and administrative expenses.  Beginning April 1, 2013, our General and administrative expense was higher than in previous periods, in part due to an increase from $2,500 per month to $5,500 per month in salary paid to our CEO, Corey Wiegand.

The Nine Months Ended September 30, 2013 and September 30, 2012

Out net income of $3,497 for our most recently completed nine month period represents an improvement  of  $41,578 as compared to our net loss of $38,081 in the prior year nine month period. During the nine months ended September 30, 2012 we generated $10,020 of revenue from sales commission. For the nine months ended September 30, 2013 the Company generated a total of $115,850 in revenues, of which $89,063 was from sales commissions and $26,787 from Property management.

We incurred operating expenses totaling $112,155 for the nine months ended September 30, 2013. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative and professional fees

During the nine months ended September 30, 2012 we incurred a total of $47,274 of operating expenses consisting of commissions, professional fees and general and administrative expenses.  Beginning April 1, 2013, our General and administrative expense was higher than in previous periods, in part due to an increase from $2,500 per month to $5,500 per month in salary paid to our CEO, Corey Wiegand.

Liquidity and Capital Resources

At September 30, 2013, we had $26,152 in cash and a working capital deficit of $32,840. At December 31, 2012 we had $9,408 in cash and a working capital deficit of $36,617. Our liquidity and capital resources  remain weak.  However, in comparison to our prior year, and as of the date of this report, our abilities to generate the revenue stream from the real estate operations as described in our business plan and from our new operations in property management are improving.

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

We have a limited operating history.

Our ability to maintain profitability depends upon the continued service of Corey Wiegand, our founder, who has to date been our sole source of commission revenue. During the last nine months our revenues have accelerated and we are no longer considered a development stage company.  As shown in our financial statements, we had a net income of $3,498 for the nine months ended September 30, 2013.  We may also incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training one buyer agent and are negotiating to lease office space where we plan to aggressively expand our professional staff.

We are no longer considered a development stage company.  As shown in our financial statements, we earned a net income of $11,989 for the three months ended September 30, 2013. However, we may incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to actualize our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training two buyer agents.

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

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a nine month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

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

There is presently no market for our common stock.  Failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

As of the date of this report, our common stock has been  assigned a trading symbol, “HMTF.” We anticipate our common shares will soon be quoted on the OTCQB. However, a limited trading market is all that we anticipate for the near future. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

We have located a single market-maker who is taking steps to provide quotations for our common stock. Prior to our IPO, there has been no public market for our common stock and an active  public market for our common stock may not develop.  We will attempt to maintain a quote for our common stock on the Over-The-Counter Bulletin Board (OTCBB) or the OTCQB which are both dealer systems

Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, and as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

Companies quoted on the OTCBB or OTCQB, are reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB or OTCQB. If we fail to remain current on our reporting requirements, we could be removed from quotation. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed for quotation on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 12, 2013	BY:	/s/ Corey Wiegand
Corey Wiegand
President