Form 10-K
period 2013-12-31
Home Treasure Finders, Inc.
filed 2014-03-26
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2013

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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State issuer’s revenues for the most recent fiscal year:  $176,369

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

The aggregate market value of the voting stock held by non-affiliates (2,025,800 shares of no par value Common Stock) was $5,267,080 as of March 21, 2014. The stock price for computational purposes was $2.60 per share, based upon the fact that the final trade for the Registrant’s Common Shares on the OTCBB on March 21, 2014 was at $ 2.60 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, March 26, 2014 was: 11,725,800 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on July 28, 2008.

In March of 2010, we began providing real estate agents with buyer leads and thereby obtaining referral commissions from subsequent sales. Colorado law provides that we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted our founder, Corey Wiegand an “Employing Broker” license which satisfies regulatory requirements. We have borrowed money from our President, Corey Wiegand and we completed an IPO to raise working capital as required by our business.

During 2013we expanded our real estate activities to include property management.

On March 3, 2014we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc., The purpose of the subsidiary is to own properties suited to the legal cultivation of marijuana. Our properties will be leased to licensed growers

The address of our primary web  site is  www.hometreasurefinders.com.  Additional web sites include:

www.HMTFrealty.com
www.HMTFmanagement.com
www.HMTFcannabisHoldings.com

 Principal Services and their Markets

Home Treasure Finders is a licensed real estate brokerage. The Company’s mission is to generate revenue in three ways:

1. Real Estate Sales. We train our REALTORS to obtain listings. We buy and  sell properties to generate commissions.

2. Property Management. We generate a monthly management fees on each managed property under our services contract with the owner. We collect rents in person each month from tenants living in the properties we manage.  Our monthly management fees is deducted from rent. We pay the resulting net rent to property owners each month. We inspect each property monthly and issue a condition report to the owner. We help owners arrange for routine maintenance and repairs as needed.

3. Commercial Real Estate for Cannabis . We generate revenue by owning a leasing specialized real estate to licensed cannabis growers. As such, we are actively and aggressively involved with Colorado’s unique and fast growing cannabis  industry.

To generate revenue we begin by  purchasing  industrial zoned  real estate where we believe state and local law now permits, or  in the future permit may permit,  the legal cultivation of cannabis. We may own these properties for our own investment account and as such are solely at financial risk in connection with our investments.  In the event we utilize funds loaned to us by third party groups, they may in some circumstances share certain risks.

We conduct ongoing  and  rigorous due diligence to verify the legality of  all activities in which we directly engage. We may invest our funds to improve and/or  remodel properties to suit the needs of cannabis growers who hold a state license to cultivate cannabis.

We do not grow, distribute or sell cannabis. We not plan to obtain a license to do so, or in any way engage in such  activity, now, or  in the future. However, because we act as landlord to licensed tenant entities who do directly engage in the cultivation, distribution and sale of cannabis, we exercise appropriate and reasonable care to screen our tenants and verify that our tenants maintain proper licenses which require them operate in compliance with the state and local rules.

Marketing of our Services

Each  of our three divisions has a unique marketing plan developed by Corey Wiegand.

1.  Real Estate Sales. As an aid to listing an selling properties we insist that all our REALTORS attend 12 two hour training seminars, weekly sales meetings, and participate in on the job mentoring as personally taught by Corey Wiegand. We train our agents to prospect for listings, obtain listing contracts, and convert the IVR phone leads into “buy-side” contracts. The IVR leads are generated by our signs placed in front of listed properties. Our IVR or “integrated voice response” system is fully functional and incorporates call capture technology through which we provide our REALTORS with real time access to leads.

Our sign riders are attached  to normal real estate “for sale” signs located in front of a listed property. Our rider displays a 1-800-number and promises to provide listing specific information by a recorded message. As the caller listens to the property description, the caller’s phone number is captured and sent via e-mail and text message to a Home Treasure Finders buyer agent. Our business plan provides that our buyer agent will immediately call the potential buyer back and begin a dialog designed to convert the “cold lead” to a signed offer to purchase a property.

When our buyer agent closes the related sale, Home Treasure Finders is paid 25 % of the total commission. This occurs on any sale involving the potential buyer who was introduced to the buyer agent by Home Treasure Finders and closing within one year of the original lead date. This feature of our business plan enables us to generate revenue even if the buyer eventually decides to purchase a property other than the one displaying our IVR sign

We also provide three distinct videos for our listed properties featuring proprietary high definition “QuadCopter” military drone aerial video technology as seen at www.hmtfrealty.com/get-more .  Click on the embedded YouTube video on this page for a sample.

2.  Property Management. Home Treasure Finders, Inc. also operates a division that provides tenant finder leasing services, comprehensive property management services and financial and reporting and maintenance services to Denver area landowners and investors. Our services are unique because we collect rent in person each month and provide monthly property condition reports an help busy owners keep their property fully leased and in top condition.

3.  Commercial Real Estate for Cannabis. HMTF Cannabis Holdings, Inc. is an aggressive commercial real estate acquisition, rehabilitation, and leasing firm. We are licensed commercial  REALTORS. As  such, we enjoy  strong operational advantages in rapidly locating and helping to negotiate favorable financing  and leasing arrangements for  target properties.

We market primarily by word of mouth because the prime real estate that is usable for cannabis cultivation under state and local rulemaking is all within a short drive from our office. We also employ various web sites issue press releases and do specialized web based searches.

We operate in the most rapidly expanding segment of the Colorado commercial real estate market where our  primary focus is the acquisition of  large free-standing buildings, land parcels and green houses.  We also build and retro-fit properties to meet the specific needs of well qualified tenants and investment groups.

We save our clients and  investors time and money through our  personal contacts and the experience we have gained in making zoned investments for our own account.  We specialize in analysis of property cash flow. We prepare projections using our knowledge of comparable properties and various other techniques. We encourage clients to focus on acquiring prime properties under terms that make investment success most likely.

Competition

There are many real estate companies but none maintain operations to service all three of the diverse  market segments in which we specialize.

Each of our divisions faces significant competition.

1.  Real Estate Sales.  The Denver Area Real Estate market is appreciating and there is a high level of competition with other brokerage firms.  We distinguish ourselves by providing a high level of training and mentoring to our brokers, and by providing IVR property signs plus arial fly by  video marketing and virtual tours, rather than still photos. Our strategic partnership with Visionary Aircraft Corporation allows our agents to receive a discounted rate for all listing video footage. Our 12 week training and mentoring program outlines a proven system for agents to succeed in establishing themselves as area specialists by actively prospecting door-to-door for new listings. We believe our competition does not provide effective training to convert leads to sales.

2.  Property Management.  The Denver Metro population grew by more than 3% in 2013.  As a result there is a shortage of affordable low cost residential rentals.  As of March 20, 2014 all 55 of our residential units are fully occupied.  We distinguish ourselves from the competition by offering video advertising of each rental if it becomes vacant. We arrange  showings seven days per week.  We tailor our management services to meet the unique needs of each of our clients.

3.  Commercial Real Estate for Cannabis. We are licensed commercial  REALTORS.

As such, we enjoy strong operational advantages and honed  skills to rapidly locate favorable cannabis  zoning, find vacant property and help clients negotiate favorable financing  or leasing arrangements at target properties.

We market primarily by word of mouth because the prime real estate that is usable for cannabis cultivation under state and local rulemaking is all within a short drive from our office. We have few true competitors who bring our diverse skill, experience, work ethic and enthusiasm  to the bargaining table.

Home Treasure Finders now provides both  leads and specialized training at no cost to those buyer agents we hire. As part of the hiring process, REALTORS sign our  agreement to split gross commissions.

Intellectual Property

The sales training material developed by Corey Wiegand are considered “trade secrets.”  The material is believed eligible for copy write protection. As of the date of this report no copy write has been filed

We are upgrading our real estate sales web site to include proprietary software on the back end. The additional software is valuable intellectual property and important to the automation of our call capture strategy as contained in our business plan. Completion and activation of this additional web site construction will enable a sequence of automated calls and data transfer which include processing and sending IVR leads to our buyer agents in real time.

We have entered Colorado’s fasted growing industry, cannabis. We have developed a data base of  cannabis regulation issues for our internal use. Where feasible we employ that data to assist our clients and potential tenants.  Our data base includes zoning and Cannabis use rules currently in effect. The list is organized by county and municipality.

Governmental Regulation

Maintaining all licenses deemed necessary by governmental jurisdictions is expensive and time consuming. This and numerous additional factors could delay operations and our cash reserves could be depleted as a result. An unfavorable outcome in connection with these and other risks is possible, however we are not presently able to predict the outcome.

During November of 2000 Colorado voters approved Amendment 20 to amend the State Constitution to provide for legalized use and possession of medical marijuana.

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana patients and dispensaries.

During November 2012 Colorado voters approaved Amendment 64 to the State Constitution to legalize the use, possession and sale of retail marijauna. Amendment 64 also provides for the Colorado General Assembley to enact an excise tax on wholesale marijauna sales, adopt further rules to govern cultivation, processing  retail sale and finally to give cities and counties the ability to locally opt out of retail marijuana.

The following links may be of use to understand the details of Colorado Laws.

http://new.livestream.com/accounts/4105485/CAR031314
http://www.colorado.gov/cs/Satellite/Rev-MMJ/CBON/1251581331216

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

OUR FACILITIES

We conduct general administration, real estate sales and property management  from our temporary office located in Denver Colorado at the home of our President, Corey Wiegand. We are planning to move those operations to a prime commercial office in the near future. We are now in negotiation to lease and remodel such a property, and upon completion we plan to move in to a prime space with room for our future expansion. Our agent training seminars are conducted at the public meeting room, Office Evolution, 50 S. Steele St., Denver, CO 80226..

HMTF Cannabis Holdings, Inc. leases separate office space located at 1790 30th Street, Suite 316., Boulder, Colorado.

SEASONALITY

Our business is materially affected by seasonal factors, including but not limed to:

1.	Changes in residential real estate inventory
2.	Changes in buyer demand caused by the economy, holidays, Fall “back to school” or other special events
3.	Unusual or severe weather
4.	The seasonal nature of major construction projects in Colorado

EMPLOYEES

As of December 31, 2013 and the date of this report we have one full employee, Corey Wiegand. Mr. Wiegand, our founder and CEO. He is assisted by numerous assistants,  agents and  professional consultants.

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

We have had substantial losses since inception and minimal cash reserves. While we are beginning to earn revenue and make a profit, our ability to continue as a going concern over the long term remains unproven. In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

The business of our Cannabis Properties Subsidiary is dependent on laws pertaining to the marijuana industry.

Continued development of the cannabis industry and a successful  role in that industry for our Subsidiary, HMTF Cannabis Holdings, Inc.  is dependent upon continued legislative authorization at the state level. While there may be ample public support for legislative action that favors our industry, numerous factors impact the legislative process.

As of January 31, 2014 and the date of this report, 21 states and  The District of Columbia allow their citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved  ballot measures to legalize cannabis for “recreational” adult use. These state laws are in conflict with the federal Controlled Substances Act, which makes marijuana  use and possession illegal on a national level.

The Obama administration has effectively stated that it is not an efficient use of resources to prosecute those lawfully abiding by state designed laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding low-priority enforcement of laws. Additionally, any administration that follows could change this policy and deciede  to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Further, while we do not intend to harvest, distribute or sell cannabis, by leasing facilities to growers of cannabis, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and expose us to potential criminal liability, with additional risk that our properties could be subject to civil forfeiture proceedings.

The Marijuana Industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

Marijuana remain illegal under Federal Law

Marijuana is a schedule-1controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with the cannabis properties portion of our business plan.

Potential users of  our proposed facilities may have difficulty accessing the services of banks which may make it difficult for them to operate.

Since the use of marijuana is illegal under federal law, a compelling argument has been made in the past that banks cannot accept deposit funds from businesses involved with marijuana. We believe that this argument may have been abandoned, but there is no assurance of this. We have recently opened a checking account under the name “HMTF Cannabis Holdings, Inc.” However, there is no assurance that  the environment for banking relationships will continue to progress favorably. In any case, inability to open bank accounts may make it difficult for potential tenants of proposed facilities to operate.

Potential Competitors could duplicate the business model of our Subsidiary, HMTF Cannabis Holdings. Inc.

Our subsidiary seeks to acquire, improve and lease properties suitable to legal cultivation of cannabis. There is no aspect of our business model which is protected by patents, copy writes, trademarks or trade names. As a result, potential competitors will likely duplicate our business model.

We have a limited operating history.

Our ability to achieve profitability depends upon the continued service of Corey Wiegand, our founder, who has to date been our primary source of commission revenue. During 2013 our revenues have accelerated and we are no longer considered a development stage company.   We may incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through licensed REALTORS acting as listing agents and  buyer agents rather than primarily through commissions earned by our  founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training six buyer agent two of whom are yet to pass the exam and become licensed. We are negotiating to lease office space where we plan to aggressively expand our professional staff.

We are no longer considered a development stage company.  As shown in our financial statements, we showed a net loss of $4,790 for the year ended December 31, 2013 compared to a net loss of $45,810 for the year ended December 31, 2012. However, we may incur significant operating losses in the future, primarily due to the expansion of our operations and the diversification of operations in connection with our new subsidiary, HMTF Cannabis Holdings, Inc. which operates in a new and untested industry.

Our real estate sales business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through “buyer agents” rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to actualize our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we have five active licensed REALTORS and we are training an additional three agents. All our trainees are either presently licensed or enrolled in courses operated by third party REALTOR schools. All of our trainees pay their own expenses for the classes. We offer  newly hired REALTORS a bonus plan which awards shares of our common stock which vest over a one year period assuming  productivity goals are achieved by each agent as expressed in the Broker Relationship Agreement signed by each new hire.

We may not be able to generate predictable and continuous revenue in the near future. Further, there is no assurance that we will ever grow operations outside the Denver Metro area. Our cannabis subsidiary operates from an office in Boulder which is remote from our main office. The cannabis office and is presently staffed part time by professionals who have other outside interests and employment obligations. Our plan to own cannabis qualified property and lease it to licensed growers is related to a new untested industry which is unique to Colorado and subject to rapid change.  Failure to generate sufficient revenue to pay expenses as they come due may make us unable to continue as a going concern and result in the failure of our company and the complete loss of any money invested to purchase our shares.

We may be unable to manage our growth or implement our expansion strategy.

We have recent taken over the operations of CW Properties which manages 55 rental units and which has in the past shown net revenue from management fees. Therefore, in the future we will need to undertake additional activities in property management as well as those in connection with our ongoing business plan.

As a public company, our expenses include, but are not limited to, annual audits, legal costs, SEC reporting costs, costs of a transfer agent and the costs associated with fees and compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and will therefore have diminished time available to apply to other tasks necessary to our survival and growth. It is therefore possible that the financial and time burdens of operating as a public company will cause us to fail to achieve profitability.  If we exhaust our funds, our business will fail and our investors will lose all money invested in our stock.

It is essential that we grow our business, achieve significant profits and maintain adequate cash flow all in order to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we could become delinquent in our reporting obligations and face the delisting of our shares.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

Outside of the limited private placement recently completed to raise working capital we  have no present plan to issue additional common stock or undertake additional financing. Issuance of any additional securities pursuant to future fundraising activities undertaken by may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

Our new subsidiary, HMTF Cannabis Holdings intends to acquire and improve Colorado properties suitable to the cultivations of cannabis. In connection with that strategy, we have recently entered into discussions with a large and influential investment bank from whom we  may elect to seek additional advice or undertake other commitments in connection with a potential secondary equity issue.  We are also considering a debt financing, if available. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financing, if undertaken, could impose limitations on our operating flexibility.

We have entered one contract  to acquire approximately 4.3 acres of potentially suitable land under an owner finance arrangement. This land acquisition is affordable with present cash on hand. However any additional land acquisitions will likely require financial resources well in excess of those expressed in our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our business and operations.

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under “Management.” Loss of the services of Corey Wiegand could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by our current officer and director.

Corey Wiegand, our sole director, who is our sole executive officer, beneficially owns approximately 57.1% of our outstanding shares of Common Stock. Accordingly, our executive officer and director will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Recently, Mr. Wiegand contributed his property management entity known as CW Properties.

We have limited financial resources to take advantage of advertising opportunities as they may arise.

The inability to pay for press releases, investor road shows or other events intended  to expose our shares to institutional investors, could adversely affect our ability to generate investor  support for our common shares.

Our operating results will be subject to fluctuations and our stock price may decline significantly.

Our quarterly revenue and operating results from commissions, management fees and lease revenues, if any , will be difficult to predict from quarter to quarter. We derive relatively stable revenue from our property management operations. Nonetheless, it is possible that our net operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

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

There is presently an active trading market for our shares. This is a recent development.  Presently an investment in our shares is no longer totally illiquid.  An investor purchasing our shares may be able to resell their shares unless the market for our shares rapidly declines. There can be no assurance that present market interest in our shares will continue. Therefore, investors who purchase our shares could lose their entire investment.

Even if significant trading activity involving our shares  continues, the volume of trading may be small and on some days the volume may be zero. Our share price will likely be volatile and will likely fall rapidly should an investor attempt to liquidate even as significant number of shares. These conditions are likely to persist and could prevent resale of our shares on desirable terms.

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

The United States and international economies have recently experienced a period of reduced economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for real estate investments that require significant initial capital expenditures, including demand for fix and flips, rental properties, and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for real estate investment. If the economic recovery slows as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our mentoring services.

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

The $0.10 per share offering price of the common stock we sold under our prospectus, and more recently as a private placement of restricted shares of our common stock, to raise working capital was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other assets or to raise additional working capital.

The laws which govern merger transactions provide that since our sole director and officer owns over 50% of our outstanding shares, we may enter into a share exchange, reverse merger or other similar transaction with a private company in an unrelated business without the prior approval of unaffiliated shareholders.

The various securities laws applicable to our company provide that our management may elect to enter and consummate a transaction to enter a new or additional businesses. In that event, our shareholders might receive only an information statement with certain disclosures as required by law and would likely not be in a position to approve or disapprove the transaction. Investors who are unwilling to accept the uncertainty of new management, a new business plan, likely dilution and all the numerous related uncertainties that may materialize in the event such a transaction is consummated should not purchase our shares.

There is presently a market for our common stock.  Failure to maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

As of the date of this report, our common stock has been  assigned a trading symbol, “HMTF.” Our common shares are quoted on the OTCBB and OTCQB. While trading activity in our shares has recently accelerated, here can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Failure to maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in our shares. The market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, and as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our common stock is still presently subject to the “Penny Stock” rules of the SEC.

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

If we fail to remain current on our reporting requirements, we could be removed from quotation on the OTCBB/OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Companies quoted on the OTCBB or OTCQB, are reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB or OTCQB. If we fail to remain current on our reporting requirements, we could be removed from quotation. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed for quotation on the OTC Bulletin Board, which may have an adverse material effect on our Company.

ITEM 2. DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

We currently maintain  administrative  and real estate operations in office space of approximately 300 square feet located at 3412 West 62nd Avenue, Denver, Colorado, 80221, in the home office of our President at a monthly rate of  $350 pursuant to verbal agreement. We foresee need for additional space and we are negotiating to lease and remodel a property in a favorable commercial building.

Our subsidiary, HMTF Cannabis Holdings, Inc., offices at 1790 30th St., Boulder, CO 80301. This office is approximately 300 square feet.  Monthly rental is $350 pursuant to a verbal agreement with Edward Waitkus, Esq. who maintains adjacent law offices and assists us and various cannabis growers with legal advice concerning state and local cannabis rulings

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2013 and the date of this report our shares are quoted on the OTCBB/OTCQB under the symbol HMTF. In the future, should we meet stringent qualifications and pay the required fee,  we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity been unpredictable and highly volatile.. Closing prices have ranged from $0.10 to $5.10. The closing price on March 21, 2014, the date of this report was $2.60.

HOLDERS

As of the date of this report, there were approximatly  56 direct holders of our common stock certificates as shown on the list maintained by our transfer agent. Additional shareholders have recently purchased their shares on the OTCBB. They hold recently purchased shares in street name.  They are not included in the tally of shareholders provided by our transfer agent.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  We cannot guarantee that we will be successful in our mainstream real estate business and furthermore we have recently entered a new and untested industry which presently exists only in Colorado. We are subject to risks inherent in a small company, including limited capital resources, delays and cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.

Our web site is a key aspect of our business. As of the date of this report, our site is 80% functional. You may view the site at www.hometreasurefinders.com

We are planning to complete our website to support three divisions:

1.	Real estate listing and sales
2.	Property Management
3.	Commercial Real Estate for legal cannabis cultivation

Real Estate listing and sales. The best-selling author of several widely acclaimed science books, Machio Kaku speaks to the role of “Buyer’s Agents” in his newly released “Physics of the Future; How science will shape human destiny and our daily lives by the year 2100”.

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

Present third party  listing agents/buyer agents/referrals

As of December 31, 2013 and the date of this report,  all listings and resulting sale commissions are being generated by our officer and founder, Corey Wiegand, or additionally, by five recently hired licensed REALTORS. Mr. Wiegand is also routinely and actively assisted by various unlicensed professionsal who are compensated by the Company  on a hourly basis, or otherwise.   Should Mr. Wiegand close a sale which generates a commission and which results from a referral from another licensed real estate broker, in that event, a “referral commission” or “commission split” may be due and payable to the referring broker at closing.

As previously stated, we believe our business and the role within it for trained and licensed buyer’s agents will always be timely. As our business grows we plan to aggressively hire licensed listing agents and buyer agents. Our goal for 2014 is to recruit a licensed REALTOR who resides in,  lists and  sells property in each and every Denver zip code.

 Integrated Voice Response, Call Capture System, Signs and Website

We presently place our IVR SIGN in the yards of the homes on which we have a signed listing. We plan in the future to place similar IVR SIGNS at additional properties as such placements are authorized by listing contracts written by our agents. Our  IVR signs direct calls from potential buyers to our data base and also to the mobile phone of our founder or an assigned buyer agent:

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

Presently we operate our website, WWW.HMTFrealty.com  under a short term contract with a third party service. This arrangement provides us a functional generic IVR service for a monthly fee. Ultimately, we plan to integrate our IVR system into our website. This will aid us in tracking the incoming leads and potentially save us annually, thousands of dollars in monthly fees.

In either case, our IVR system seamlessly transfers the lead to Mr. Wiegand or a designated REALTOR buyer agent

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

Our future supply of listing agents and buyer’s agents

A key element of the Home Treasure Finders business plan is to recruit and train both listing agents and buyer’s agents. By marketing to new agents in online job forums, and placing small classified ads on sites like Craiglist.com, we have recruited and hired agents who would like to have access to more prospects.

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

We have used the services of a part time consultant to locate and screen prospective agents. The consultant is compensated at the rate of $500 for each licensed REALTOR we hire. To date, this approach has been modestly successful.  We have a 2014 goal of hiring one REALTOR for each Denver Zip code. To achieve our goal we may retain a qualified “head hunter” who will be compensated at market rate.

PLAN OF OPERATIONS AND PROJECTIONS

During 2013 our cash flow has generally sufficient to sustain operations when supplemented by occasional loans form management and the immediate family of management.

We plan to use the funds we now have, supplemented by loans from management or outside investors. We have no present arrangement for financing and we cannot predict if or when funds will become available to us. When we need cash we may find that our management is unable to loan us adequate additional money. Management has made no commitment for additional finance to our business, conditional upon sales performance or otherwise.  In the future, management is under no obligation to provide cash to our business. Even if management elects to provide cash, there could be significant dilution to other investors and the cash provided may still prove insufficient to prevent insolvency and failure of our business. We believe that outside funding may depend on first showing better sales performance. Our sales performance may grow only slowly until we establish adequate listing agent relationship and recruit and train enough listing and  buyer agents.  Consequently, we may fail for lack of cash and any investment into our company may prove a total loss.

Our subsidiary, HMTF Cannabis Holdings, Inc. has  signed one  land purchase contract to acquire 4.3 acres of industrial land. We will not be able to acquire additional land or develop the land we have under present contract without significant cash injections. We are negotiating for such cash injections but there is no assurance our success.

Our Potential for Growth.

We have fully commenced real estate sales and property management operations and generated significant revenues. We are no longer considered a Development Stage Company.

During 2013 we generated $139,282 in commission revenue and $41,211 in management fees. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

Our operating expenses include significant legal, consulting, accounting and contributed services, all accounted for as expenses. As a consequence, our net losses for the years December 31, 2013 and 2012 total $4,790 and $45,810, respectively.

As of the date of this report, our new subsidiary, HMTF Cannabis Holdings, Inc., formed, on  March 3, 2014 has commenced  operations. Cannabis subsidiary operations have  not, to date, resulted in significant additional expenses and no revenue has been generated.

On March 20, 2014, we made an offer to purchase 4.3 acres of industrial land, which may qualify for cannabis cultivation, that was accepted by the seller. This offer was tendered by Corey Wiegand through our real estate division. As a part of the offer, we have issued a cash deposit check of $10,000. Our deposit money  is refundable  should we elect to withdraw within 30 days per contract terms. We are conducting due diligence to determine usability of this land for legal cultivation of cannabis under local governmental  rules. For more information, see Subsequent Events in the audit section of this report and recent filings on Form 8-K.

Results of Operations

See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through loans from our founder, cash raised in our completed IPO or through cash and services contributed by our founder, officer and director. As of December 31, 2013, we had $14,205 in cash, and a working capital deficit of $41,127.

The following table sets forth our statements of operations data for the year ended December 31, 2013 and 2012.

Summary Statement of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenues, net	$180,493	$28,027
Gross profit (loss)	180,493	28,027
Selling, general and administrative expenses	135,455	50,875
Commission expense	31,067	7,958
Professional fees	18,452	14,067
Total operating expenses	184,974	72,900
Loss from operations	(4,481)	(44,873)
Other Income (expense)	(309)	(937)
Loss from operations before income taxes	(4,790)	(45,810)
Income tax provision	-	-
Net loss	$(4,790)	$(45,810)

Revenues

For the year ended December 31, 2013 we have generated $180,493 in revenues.  Revenue consisted of $139,282 in commission income and $41,211 in management fees.

Total Operating Expenses

Our net loss decreased by $41,020 or 90% to $4,790 from $45,810 for the year ended December 31, 2013 compared with the prior year ended December 31, 2012. This was primarily attributed the net effect of the following factors:

1.
General and administrative expenses increased by $84,580, or 166%, to $135,455 for the year ended December 31, 2013 from $50,875 for the prior year ended December 31, 2012. This is attributable to the increase in salary expense, consulting expenses, and realtor expenses as well as other basic general and administrative expenses.

2.
Professional fees increased by $4,385 or 32% to 18,452 for the year ended December 31, 2013 from $14,067 for the prior year ended December 31, 2012. This is attributable to  increased transaction frequency in our property management and sales divisions and the consequent  increase in book keeping and related audit services.

3.	Revenue increased by $152,466 for the year ended December 31, 2013 from $28,027 for the year ended December 31, 2012.

Liquidity and Capital Resources

Our Initial Public Offering of our common stock was declared effective by the Securities and Exchange Commission on January 26, 2012. As of the date of this report, proceeds of our IPO representing the Minimum Offering of $30,000 have been released from the escrow account and utilized to support our business plan.

At December 31, 2013, we had $14,205 in cash, representing primarily commissions earned during the fourth quarter. Our cash is held in our checking account and is usable by the Company. At year end our working capital deficit was $41,127.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 21 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Home Treasure Finders, Inc. and Subsidiaries
Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has incurred losses since inception and has liabilities in excess of assets, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2014

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets

Current Assets:
Cash	$14,205	$9,408
Prepaid expenses	-	280

Total current assets	$14,205	$9,688
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$6,311	$15,959
Accrued wages	14,612	22,500
Accrued liabilities	28,220	1,686
Accrued interest	1,246	937
Related party note payable	4,943	4,943
Total current liabilities	55,332	46,025

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
11,725,800 and 11,725,800 shares issued and outstanding, respectively	57,302	57,302
Additional paid in capital	96,476	96,476
Accumulated deficit	(194,905)	(190,115)
Total shareholder’s equity (deficit)	(41,127)	(36,337)

Total liabilities and shareholders' equity (deficit)	$14,205	$9,688

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2013	2012

Commission income	$139,282	$28,027
Property management income	41,211	-
Revenue	180,493	28,027

Operating expenses:
Commission expense	31,067	7,958
Professional fees	18,452	14,067
General and administrative	135,455	50,875
Total operating expenses	184,974	72,900

Operating loss	(4,481)	(44,873)

Other Income (expense)
Interest expense	(309)	(937)

Total other income	(309)	(937)

Loss before income taxes	(4,790)	(45,810)

Income tax expense	-	-

Net loss	$(4,790)	$(45,810)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	11,725,800	11,577,033

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2011	11,425,800	$27,302	$96,476	$(144,305)	$(20,527)

Common stock issued on July 1, 2012 for cash at
$0.10 per share	300,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2012	—	—	—	(45,810)	(45,810)

Balance at December 31, 2012	11,725,800	57,302	96,476	(190,115)	(36,337)

Net loss for the year ended December 31, 2013	—	—	—	(4,790)	(4,790)

Balance at December 31, 2013	11,725,800	$57,302	$96,476	$(194,905)	$(41,127)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,790)	$(45,810)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	280	(280)
Increase (decrease) in accounts payable	(9,648)	6,844
Increase (decrease) in accrued salary	(7,888)	22,500
Increase (decrease) in accrued liabilities	26,534	1,686
Increase (decrease) in accrued interest	309	937
Net cash provided by (used in)
operating activities	4,797	(14,123)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from common stock sales	—	30,000
Proceeds from related party payable	5,000	10,425
Payment of related party payable	(5,000)	(17,000
Net cash provided by
financing activities	—	23,425

Net change in cash	4,797	9,302

Cash, beginning of year	9,408	106

Cash, end of year	$14,205	$9,408

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	—	—

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Financial Statements
December 31, 2013and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Home Treasurer Finders, Inc. (the “Company”) was initially incorporated on July 28, 2008 in the State of Colorado.  The Company has two subsidiaries, Ambermax III, Inc. and HTMF Cannabis Holdings, Inc.   On January 28, 2008 Ambermax III, Inc. became our wholly subsidiary through a merger consummated as a share exchange. The purpose of the merger was to obtain $12,676 in cash held by Ambermax III, Inc.

On March 3, 2014 the Company formed a wholly subsidiary, HMTF Cannabis Holdings, Inc. The purpose of the subsidiary is to purchase Colorado properties that qualify for legal cultivation of cannabis. The properties will then be improved and leased to licensed third party growers.

The Company issued its officers and directors 10,100,000 shares of its no par common stock as payment for $4,586 in fees and expenses incurred as part of organizing the Company.

The Company is in the business of operating a real estate lead referral business and operates in Colorado as a State Licensed "Employing Broker" number 1000021235 issued on February 13, 2012.

Effective April 1, 2013, all property management activities, revenues and expenses in connection with CW Properties, a property management company owned by the CEO, were transferred to a wholly owned subsidiary of Home Treasure Finders, Inc.  All net revenue earned by CW Properties has been booked as consolidated revenue of Home Treasure Finders, Inc.

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

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Financial Statements
December 31, 2013and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$10,800	$12,900
Accrued expense	7,600	4,800

Valuation allowance	(18,400)	(17,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	2013	2012

Book income	$(900)	$(9,000)
Penalties	400	100
Accrued expenses	2,700	4,800

Valuation allowance	(2,200)	4,100
	$-	-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $54,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Financial Statements
December 31, 2013and 2012

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

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2013 and 2012 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

The computation of loss per common share is based on the weighted average number of shares outstanding for the years ended December 31, 2013 and 2012 as follows:

	For the Year Ended December 31,
	2013	2012

Net loss (numerator)	$(4,790)	$(45,810)
Shares (denominator)	11,725,800	11,577,033
Net loss per share	$(0.00)	$(0.00)

f.  Revenue Recognition
Revenue is recognized when services are provided and collection is reasonably assured.  Revenue is recognized in a real estate transaction when the closing occurs on the home sale and commissions are received.  For the property management activities, revenue is recognized when rent is received from the tenant.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Financial Statements
December 31, 2013and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Newly Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

h.  Principles of consolidations

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 -COMMON STOCK TRANSACTIONS

During the year ended December 31, 2012, the Company issued 300,000 shares of common stock for cash received of $30,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 a major stockholder deposited $5,000 in the Company’s bank account to cover expenses.  There were also payments of $5,000 made to pay down the related party payable during the year ended December 31, 2013.  The balance of the related party payable was $4,943 as of December 31, 2013.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,246 at December 31, 2013.  Beginning in April 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  The balance accrued at December 31, 2013 was $14,612.

During the year ended December 31, 2012 an officer and major stockholder deposited $10,425 in the Company’s bank account to cover expenses.  There were also payments of $17,000 made to pay down the related party payable during the year ended December 31, 2012.  The balance of the related party payable was $4,943 and $11,518 as of December 31, 2013 and December 31, 2012, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $937 at December 31, 2012.  Beginning in 2012, the Company began accruing salary of $2,500 per month to the CEO for his services.  The balance accrued at December 31, 2012 was $22,500.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Financial Statements
December 31, 2013and 2012

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has not yet generated sufficient revenue to generate net income.  Additionally liabilities exceed assets by$41,127 at December 31, 2013.  These factors, among others, may indicate that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

NOTE 5 - SUBSEQUENT EVENTS

On March 3, 2014 the Company formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc.  The purpose of the subsidiary is to purchase properties that qualify for legal cultivation of cannabis.   Our subsidiary will improve the properties which will then be leased to licensed third party growers.  As of the date of this report, we have commenced limited operations which have not resulted in significant additional expense, no revenue has been generated and no contracts, other than an agreement to  purchase land have been signed.

On March 13, 2014 we completed a  private placement of restricted common shares priced at $0.10 per share.  This placement of our restricted common stock generated  $119,600 to be utilized as general working capital. As of the date of this report none of the shares sold have been issued.

On March 14, 2014 we entered a contract to purchase 4.3 acres of industrial land in Commerce City Colorado for $420,000. The contract provides for assignment and we have taken an assignment from  JDONE LLC the original purchaser in the purchase contract. The terms of the contract provide for a cash payment of 25% of the purchase price at closing by April 20, 2014, with the balance due carried by the Seller and a 6% secured note to be amortized of 15 years with a five year balloon payoff provision. Based upon initial investigations we believe this parcel may qualify for legal cannabis cultivation. Our offer was tendered by Corey Wiegand through our real estate division. As a part of our offer, we have issued a cash deposit check of $10,000, refundable in full should our offer be rejected, or should we elect to withdraw from any resulting contract within 30 days.  Accordingly, we have initiated due diligence designed to determine, among other things, the legality and detailed terms for future legal cannabis cultivation on this parcel. We are researching local government rules and seeking meetings with key officials to verify the application of regulations to our proposed site. We are also investigating the qualification criteria and application processes in connection with any and all state licenses required of proposed third party cannabis growers wishing to become our tenants at this site.

On March 15, 2014 we rented office space for our new subsidiary located at 1790 30th Street, Boulder, Colorado. The office is approximately 300 square feet. The rent is $350 per month.   On March 19th we commenced use of this space for an iniztial meeting with potential growers.

On March 19, 2014 we executed four Certificates of Intent to Hire each  providing for a $2,000 signing bonus to be paid by us to the four newly haired REALTORS under certain conditions expressed in the document entitled "Broker Relationship Agreement". The bonus is due and payable after one year and will be paid in  restricted  shares of our common stock at the rate of one share for each $1.68 of bonus amount.  This rate was calculated by applying a discount of 20% to the $2.10 closing price of our shares on the OTCBB.

The Company has evaluated all other subsequent events through the date the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no additional events to report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight of financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2013, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would serve as a consultant to assist management in improvements in our disclosure controls and procedures and in our internal control over financial reporting.  We anticipate that the consultant will help to oversee our financial reporting and tracking documentation of all transactions.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	35	President, Chief Executive Officer, Chief Financial Officer and Sole Director
_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, age 35, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a real estate investor, Colorado licensed Employing Broker, and is certified to work with property management, short sales and bank owned properties.

             Corey Wiegand’s Biography for the last five years, including dates of Employment, Job Title, Job Description, Employer and Location of employer is detailed in the table below.

Dates of Employment	Job Title	Job Description	Employer/Location

August, 2006- September, 2008	Real Estate Investor	Located Fix and Flip Deals for a small investor Group	Info-Foreclosure LLC Denver Metro Area Colorado

November, 2007-March 31, 2012	Realtor	Buyer and Investor Sales Specialist	RE/MAX Alliance, Boulder, Colorado

July 2008- Present	Founder, President	Build Shareholder Value	Home Treasure Finders Inc. Denver Metro Area Colorado

Section 16 (a) Beneficial Ownership Reporting Compliance

Corey Wiegand:  Failed to file his initial report on Form 3 in a timely fashion (1 report).  No other reports were required.

Bristlecone Associates LLC:  Failed to file its initial report on Form 3 in a timely fashion (1 report).  No other reports were required.

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2013 and 2012 and the period from inception until December 31, 2013 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

There were no executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.  Beginning January 2012 we agreed to pay Mr. Wiegand a salary of $2,500 per month plus an additional over-ride of 15% based on sales. However, during much of 2012, we experienced a cash shortage and were unable to pay salary to Mr. Wiegand as it became due.  Effective April 1, 2013 we increased Mr. Wiegand’s salary to $5,500 per month.  As of December 31, 2013 Mr. Wiegand is owed accrued salary totaling $14,612. As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation and may, from time to time, increase or otherwise change  Mr. Wiegand’s compensation package.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2013, 2012 and 2011. Mr. Wiegand received no compensation. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2013 2012 2011	74,738 11,699 —	— — —	— — —	— — —	— — —	— — —	— — —	74,738 11,699 —

             For the years ended 2013, 2012and 2011, services valued at $0, $0, and $27,490 respectively, were contributed by our officers and director.

As of December 31, 2013 Mr. Wiegand is owed accrued salary totaling $14,612. As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation.   We plan to pay Mr. Wiegand accrued back salary.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executives for the years ended December 31, 2011, 2012, 2013 and as of the date of this report.

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

We presently pay Corey Wiegand a salary of $5,500 monthly plus an override of 15% based upon revenue. During periods when we did not have available cash, we have accrued unpaid salary and plan to pay these amounts at a future date when and if cash becomes available. We have not executed a written agreement in connections with this arrangement and we may change the arrangement at any time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2013 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Ownership (2)

Common Stock	Corey Wiegand	6,700,000	57.1%

Common Stock	Bristlecone Associates, LLC (3) 16200 West County Road 18E Loveland, CO 80537	3,000,000	25.6%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,000	57.1%
____________________

Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 3412 West 62 nd Ave., Denver, CO 80221.

Applicable percentage ownership is based on  11,725,800 shares of common stock outstanding as of December 31, 2013 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

    During the year ended December 31, 2013, James Wiegand, father of Corey Wiegand and a stockholder, deposited $5,000 in the Company’s bank account to cover expenses.
    During the year ended December 31, 2012 an officer and major stockholder Corey Wiegand deposited $10,425 in the Company’s bank account to cover expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $17,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2012.

During the fiscal year ended December 31, 2012, we incurred approximately $15,250 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2011.

During the fiscal year ended December 31, 2011, we incurred approximately $8,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

HOME TREASURE FINDERS (Registrant)

DATE: March 26, 2014	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer

42