Form 10-Q
period 2014-03-31
Home Treasure Finders, Inc.
filed 2014-05-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2014	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of May 12, 2014, there were 13,005,450 shares of our common stock, no par value outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$112,395	$14,205
Prepaid asset	409	—
Deposit on building purchase	10,000	—

Total current assets	$122,804	$14,205
Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$11,656	$6,311
Accrued salary	14,612	14,612
Accrued liabilities	32,530	28,220
Accrued interest on related party note payable	1,396	1,246
Related party note payable	8,293	4,943
Total current liabilities	68,487	55,332

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized, 13,005,450 and
11,725,800 shares issued and outstanding, respectively	185,267	57,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(227,426)	(194,905)
Total shareholders' equity (deficit)	54,317	(41,127)

Total liabilities and shareholders' equity (deficit)	$122,804	$14,205

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Commission income	$31,053	$36,447
Property management income	12,463	—
Revenue	$43,516	$36,447

Operating expenses:
Commision expense	13,226	5,467
Professional fees	11,067	9,278
General and Administrative	51,594	19,838
Total operating expenses	75,887	34,583

Operating income (loss)	(32,371)	1,864

Other expense
Interest expense	(150)	(48)

Total other expense	(150)	(48)

Income (loss) before taxes	(32,521)	1,816

Income tax expense	—	—

Net (income) loss	$(32,521)	$1,816

Basic and diluted loss per share	$(0.00)	$0.00

Basic and diluted weighted average
common shares outstanding	11,805,257	11,725,800

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	11,725,800	$57,302	$96,476	$(190,115)	$(36,337)

Net loss for the year ended December 31, 2013	—	—	—	(4,790)	(4,790)

Balance at December 31, 2013	11,725,800	57,302	96,476	(194,905)	(41,127)

Common stock issued on March 31, 2014 for cash at $0.10 per share (unaudited)	1,196,000	119,600	—	—	119,600

Common stock issued on March 31, 2014 for services valued at $0.10 per share (unaudited)	83,650	8,365	—	—	8,365

Net loss for the quarter ended March 31, 2014 (unaudited)	—	—	—	(32,521)	(32,521)

Balance at March 31, 20149 (unaudited)	13,005,450	$185,267	$96,476	$(227,426)	$54,317

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(32,521)	$1,816
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Common stock issued for services	8,365	—
Changes in operating assets and liabilities:
Increase in prepaid expense	(409)	70
Decrease in accrued salary	—	(9,688)
Increase in accrued interest	150	48
Increase in accrued liabilities	4,310	5,215
Increase (decrease) in accounts payable	5,345	(3,010)
Net cash (used in) operating activities	(14,760)	(5,549)

Cash flows from investing activities:
Deposit on building purchase	(10,000)	—
Net cash used by investing activities	(10,000)	—

Cash flows from financing activities:
Proceeds from common stock sales	119,600	—
Proceeds from related party payable	3,350	—
Payment of related party payable	—	(2,500)
Net cash provided by financing activities	122,950	(2,500)

Net change in cash	98,190	(8,049)

Cash, beginning of period	14,205	9,408

Cash, end of period	$112,395	$1,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$8,365	$—

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2013 financial statements and notes thereto included. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the operating results for the year ended December 31, 2014.

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

Note 3:  Related Party Transactions

During the three months ended March 31, 2014, the related party payable had a net increase of $3,350.  The balance of the related party payable was $8,293 and $4,943 as of March 31, 2014 and December 31, 2013, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,396 at March 31, 2014.  Beginning in 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base salary to be paid to the CEO will increase to $6,000 per month.  The balance accrued at March 31, 2014 was $14,612.

Effective April 1, 2013 all property management activities, revenues and expenses in connection with CW Properties, a property management company owned by the CEO, were transferred to a wholly owned subsidiary of Home Treasure Finders, Inc.  All net revenue earned by CW Properties beginning April 1 has been booked as consolidated revenue of Home Treasure Finders, Inc.

On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc.  The purpose of the subsidiary is to purchase properties that qualify for legal cultivation of cannabis, improve the properties and lease them to licensed third party growers.  We have expanded our website and commenced limited operations consisting of locating qualified properties and growers.

On March 14, 2014 we formed an affiliate vehicle, JDONE, LLC  which has been consolidated, through which we might make anonymous offers on properties suitable for cannabis cultivation. Subsequently, we transferred $100,000 from our company checking account into the bank account of JDONE and on March 20, 2014 JDONE issued a $10,000 check to serve as good faith deposit in connection with its offer to purchase a 4.3 acre property in Commerce City Colorado. This offer was accepted by the seller but JDONE cancelled the contract on April 15 because we determined the property unsuitable for cannabis cultivation. JDONE is entitled to a refund of its good faith deposit. As of the date of this report JDONE is awaiting receipt of a refund check.

We are negotiating to obtain additional capital with which to purchase various properties. As of March 31, 2014 and the date of this report we have not obtained capital deemed adequate to purchase cannabis qualified property. Consequently, no revenue from cannabis operations has been generated.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Note 4:  Stock Transactions

On March 13, 2014 the Company completed a private placement of restricted common shares priced at $0.10 per share.  This placement of our restricted common stock generated $119,600 to be utilized as general working capital. The shares were issued March 31, 2014.

On March 31, the Company also issued 83,650 shares of common stock valued at $0.10 per share to pay for  services received.

Note 5:  Subsequent Events

Effective April 14, 2014, the base salary of the CEO will increase from $5,500 to $6,000 per month and his override will reduce from 15 percent to 10 percent.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

Part I. Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Home Treasure Finders, Inc. and Subsidiaries (the “Company”), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Financial Condition and Results of Operation

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand. On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc. to purchase properties that qualify for legal cultivation of cannabis.

Our net loss for the three months ended March 31, 2014 was $32,521.

We generated operating revenue from two sources, sales commissions and property management. We began to manage certain rental real estate owned by non-related third parties, effective April 1, 2013. The 55 management agreements in connection with the properties we now manage were contributed by our CEO, Corey Wiegand.  In comparison our net income for the three months ended March 31, 2013 was $1,816.

For the three months ended March 31, 2014 the Company generated a total of $43,516 in revenues, consisting of $31,053 from sales commissions and $12,463 from property management.  During the three months ended March 31, 2013, we had $36,447 from sales commission and had no property management activities.

During the three months ending March 31, 2014 we incurred operating expenses totaling $76,037. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees. General and administrative expenses increased because we recruited and began training 8 additional agents and initiated operations at our cannabis holdings subsidiary During the three months ended March 31, 2013 we incurred a total of $34,631 of operating expenses consisting of commissions, professional fees and general and administrative expenses.  Beginning April 1, 2013, our General and administrative expense was higher than in previous periods, in part due to an increase from $2,500 per month to $5,500 per month in salary paid to our CEO, Corey Wiegand, and also as a result of the property management expenses.

Liquidity and Capital Resources

At March 31, 2014, we had $112,395 in cash and working capital of $54,317.  At December 31, 2013 we had $14,205 in cash and a working capital deficit of $41,127. Our liquidity and capital resources have improved and are now believed adequate for the our the real estate sales and management operations as described in our business plan.

The business plan of our new subsidiary, HMTF Cannabis Holdings, Inc. is capital intensive and requires that we raise significant additional capital to acquire and improve real estate. We are negotiating with various sources for an equity infusion to match our long term capital needs.

Our Web Site Supporting Real Estate Operations

We operate a web site as a key aspect of our real estate sales, property management and cannabis holdings businesses. The address of our website is:  www.hometreasurefinders.com.

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

The business of our Cannabis Holdings Subsidiary is dependent on laws pertaining to the marijuana industry.

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

During November 2012 Colorado voters approved Amendment 64 to the State Constitution to legalize the use, possession and sale of retail marijuana. Amendment 64 also provides for the Colorado General Assembly to enact an excise tax on wholesale marijuana sales, adopt further rules to govern cultivation, processing  retail sale and finally to give cities and counties the ability to locally opt out of retail marijuana.

These state laws are in conflict with the federal Controlled Substances Act, which makes marijuana  use and possession illegal on a national level.

The following links may be of use to understand the details of Colorado Laws.

http://new.livestream.com/accounts/4105485/CAR031314
http://www.colorado.gov/cs/Satellite/Rev-MMJ/CBON/1251581331216

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana patients and dispensaries. The Obama administration has effectively stated that it is not an efficient use of resources to prosecute those lawfully abiding by state designed laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding low-priority enforcement of laws. Additionally, any administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Marijuana remains illegal under Federal Law

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

Our new subsidiary, HMTF Cannabis Holdings intends to acquire and improve Colorado properties suitable to the cultivations of cannabis. In connection with that strategy, we have recently entered into discussions with a large and influential investment bank from whom we  may  seek additional advice or undertake other commitments in connection with a potential secondary equity issue.  We are also considering a debt financing, if available. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibilityand mayinvlove the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

We have entered one contract  to acquire approximately 4.3 acres of potentially suitable land under an owner finance arrangement. This planned land acquisition, while affordable with present cash on hand, was subsequently cancelled. Concern that water quality was unsuitable for successful cultivation of cannabis was a factor in the decision to cancel the purchase. We anticipate the full refund of our earnest money. Future acquisitions will likely require financial resources well in excess of those expressed in our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our business and operations.

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

The market for homes is influenced by U.S. federal, state and local government regulations and policies concerning the real estate industry, as well as policies promulgated by local real estate boards. These regulations and policies often relate to realtor compensation, and pricing. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Investment in the real estate could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our services. For example, loss of favorable tax treatment, certain government buyer incentive programs, and or government subsidized or backed loan programs may result in loss of sales which would likely harm our financial performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2014 the Company completed a private placement of restricted common shares priced at $0.10 per share.  This placement of our restricted common stock generated $119,600 to be utilized as general working capital. The shares were issued March 31, 2014.

On March 31, the Company also issued 83,650 shares of common stock valued at $0.10 per share to pay for services received.

In issuing these shares we relied upon the exemptions available in Section 4(a)(2) of the Securities Act of 1933.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

On April 15, 2014 we cancelled our agreement to purchase property in Commerce City, Colorado because we determined the quality of water was not acceptable for cannabis cultivation. Our deposit money is being refunded.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification
101	XBRL Exhibit

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 14, 2014	BY:	/s/ Corey Wiegand
Corey Wiegand
President