Form 10-Q
period 2014-06-30
Home Treasure Finders, Inc.
filed 2014-08-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2014	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes                      ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒ No

As of August 14, 2014,  registrant had outstanding 13,005,450 shares of common stock, no par value.

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended June 30, 2014
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
Item 4T. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety	19
Item 5. Other Information	19
Item 6. Exhibits	19

Signatures	20

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$33,552	$14,205
Prepaid asset	4,972	—

Total current assets	38,524	14,205

Property and equipment, net	14,294	—

Other assets:
Security deposits	1,050	—

Total assets	$53,868	$14,205

Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$8,086	$6,311
Accrued salary	14,612	14,612
Accrued liabilities	29,844	28,220
Accrued interest on related party note payable	1,711	1,246
Related party note payable	8,293	4,943
Total current liabilities	62,546	55,332

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,005,450 and 11,725,800 shares issued and outstanding, respectively	185,267	57,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(290,421)	(194,905)
Total shareholder’s equity (deficit)	(8,678)	(41,127)

Total liabilities and shareholders' equity (deficit)	$53,868	$14,205

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Commission income	$25,691	$15,593	$56,744	$52,040
Property management income	14,274	9,748	26,737	9,748
Revenue	$39,965	$25,341	$83,481	$61,788

Operating expenses:
Commision expense	11,815	2,339	25,040	7,806
Professional fees	10,830	2,937	21,897	12,215
General and Administrative	80,000	30,324	131,595	50,162
Total operating expenses	102,645	35,600	178,532	70,183

Operating loss	(62,680)	(10,259)	(95,051)	(8,395)

Other expense
Interest expense	(315)	(49)	(465)	(97)

Total other expense	(315)	(49)	(465)	(97)

Net loss	$(62,995)	$(10,308)	$(95,516)	$(8,492)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,005,450	11,725,800	12,408,669	11,725,800

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	11,725,800	$57,302	$96,476	$(190,115)	$(36,337)

Net loss for the year ended December 31, 2013	—	—	—	(4,790)	(4,790)

Balance at December 31, 2013	11,725,800	57,302	96,476	(194,905)	(41,127)

Common stock issued on March 31, 2014 for cash at $0.10 per share (unaudited)	1,196,000	119,600	—	—	119,600

Common stock issued on March 31, 2014 for services valued at $0.10 per share (unaudited)	83,650	8,365	—	—	8,365

Net loss for the six months ended June 30, 2014
(Unaudited)	—	—	—	(95,516)	(95,516)

Balance at June 30, 2014 (Unaudited)	13,005,450	$185,267	$96,476	$(290,421)	$(8,678)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(95,516)	$(8,492)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	631	—
Common stock issued for services	8,365	—
Changes in operating assets and liabilities:
Increase in prepaid expense	(4,972)	140
Increase in other current assets and other assets	(1,050)	—
Decrease in accrued salary	-	(3,188)
Increase in accrued interest	465	97
Increase in accrued liabilities	1,624	10,360
Increase (decrease) in accounts payable	1,775	(322)
Net cash used in
operating activities	(88,678)	(1,135)

Cash flows from investing activities:
Cash paid for fixed assets	(14,925)	—
Net cash used in
investing activities	(14,925)	—

Cash flows from financing activities:
Proceeds from common stock sales	119,600	—
Proceeds from related party payable	3,350	—
Payment of related party payable	—	(2,500)
Net cash provided by
financing activities	122,950	(2,500)

Net change in cash	19,347	(3,635)

Cash, beginning of period	14,205	9,408

Cash, end of period	$33,552	$5,773

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$8,365	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2013 financial statements and notes thereto included. The results of operations for the period ended June 30, 2014, are not necessarily indicative of the operating results for the year ended December 31, 2014.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2014, the related party payable had a net increase of $3,350.  The balance of the related party payable was $8,293 and $4,943 as of June 30, 2014 and December 31, 2013, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,711 at June 30, 2014.  Beginning in 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base salary to be paid to the CEO increased to $6,000 per month.  The balance accrued at June 30, 2014 was $14,612.

Effective April 1, 2013 all property management activities, revenues and expenses in connection with CW Properties, a property management company owned by the CEO, were transferred to a wholly owned subsidiary of Home Treasure Finders, Inc.  All net revenue earned by CW Properties beginning April 1, 2013 has been booked as consolidated revenue of Home Treasure Finders, Inc.

On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc.  The purpose of the subsidiary is to purchase properties that qualify for legal cultivation of cannabis, improve the properties and lease them to licensed third party growers.  We have expanded our website and commenced limited operations consisting of locating qualified properties and growers.

On March 14, 2014 we formed an affiliate vehicle, JDONE, LLC which has been consolidated, through which we might make anonymous offers on properties suitable for cannabis cultivation. Subsequently, we transferred $100,000 from our company checking account into the bank account of JDONE and on March 20, 2014 JDONE issued a $10,000 check to serve as good faith deposit in connection with its offer to purchase a 4.3 acre property in Commerce City Colorado. This offer was accepted by the seller but JDONE cancelled the contract on April 15 because we determined the property unsuitable for cannabis cultivation. JDONE received a refund of its good faith deposit.

We are negotiating to obtain additional capital with which to purchase various properties. As of June 30, 2014 and the date of this report we have not obtained capital deemed adequate to purchase cannabis qualified property. Consequently, no revenue from cannabis operations has been generated.

On April 7, 2014 we formed a wholly owned subsidiary, HMTF Productions, LLC which has been consolidated.  The purpose of the subsidiary is to help us better communicate nationwide with present and potential investors, while also generating local awareness and brand recognition.  We anticipate that the promotional activities of this subsidiary may help our real estate sales and property management division to generate additional revenue and our HMTF Cannabis Holdings subsidiary to raise working capital needed for planned real estate acquisitions.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 4:  Property and Equipment

The Company’s capital assets consist of computer equipment, office furniture and leasehold improvements for the new office.  Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset, ranging from 18 months to seven years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed assets and related depreciation for the six months ended June 30, 2014 are as follows:

Computer equipment	$5,672
Furniture and fixtures	5,253
Leasehold improvements	4,000
Accumulated amortization and depreciation	(631)
Total fixed assets	$14,294

Depreciation expense was $409 and amortization expense was $222 for the six months ended June 30, 2014.

Note 5:  Stock Transactions

On March 13, 2014 the Company completed a private placement of restricted common shares priced at $0.10 per share.  This placement of our restricted common stock generated $119,600 to be utilized as general working capital. The shares were issued March 31, 2014.

On March 31, the Company also issued 83,650 shares of common stock valued at $0.10 per share to pay for services received.

Note 6:  Subsequent Events

Item 1.01 Entry Into A Material Definitive Agreement

On July 23, 2014 we took assignment of a contract with Thomas S. Yang  (“Seller”) to purchase three warehouse units known as 4420, 4430 and 4440 Garfield Street, Denver, Colorado 80216 for $795,000. The three units total approximately 5,625 square feet and are located in a single building on industrial land which is zoned for the cultivation of cannabis. Terms of the contract provide for a cash payment of  20% of the purchase price at closing by September 1, 2014,  with the balance due carried by the Seller on a 7% to 9% flexible interest with an average monthly payment of approximately $7,704 per month during the first three years.  The contract assigned to us provides for such an assignment and we took the assignment from JDONE LLC the original purchaser in the purchase contract. We intend to:

1.  Complete due diligence and close the purchase with cash raised through a private placement of restricted shares of our common stock.

2.  Lease grow space at this site to suit the needs of one or more state licensed cannabis growers.

On August 1, 2014 we received an offer to lease the warehouse on Garfield Street and we have instructed Mr. Ted Waitkus, ESQ to conduct various investigations regarding the tenant and if appropriate to prepare a formal lease agreement.

On August 4, 2014 we entered a consulting agreement with Mr. Robert Huntley who is licensed in Denver as a General Contractor, to perform work as an independent contractor in connection with project management  and anticipated construction as required and necessary to obtain an occupancy permit for the Company’s Garfield Street project. The agreement provides that Mr. Huntley will be compensated for invoices submitted and approved for payment at the rate of $45 per hour, paid in shares of the Company’s restricted common stock.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

On August 5, 2014  we began a Private Placement of restricted shares of the Company’s  common stock priced at $0.20 per share. The shares will be sold by management to investors who deliver a check in full payment for shares and accompanied by a completed and  signed Subscription Agreement which Agreement must be accepted by the Company. Any money raised will be deposited into the Company’s checking account and  utilized, as received,  to  purchase  a warehouse located at 4420, 4430, 444o Garfield Street.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events that require disclosure as of the date of issuance.

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

Our net loss for the six months ended June 30, 2014 was $95,516.

We generated operating revenue from two sources, sales commissions and property management. We began to manage certain rental real estate owned by non-related third parties, effective April 1, 2013. The 55 management agreements in connection with the properties we now manage were contributed by our CEO, Corey Wiegand.  In comparison our net loss for the six months ended June 30, 2013 was $8,492.

For the six months ended June 30, 2014 the Company generated a total of $83,481 in revenues, consisting of $56,744 from sales commissions and $26,737 from property management.  During the six months ended June 30, 2013, we generated $52,040 from sales commissions and $9,748 from property management activities.

During the six months ending June 30, 2014 we incurred operating expenses totaling $178,532. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees. General and administrative expenses increased because we recruited and began training additional agents and initiated operations at our cannabis holdings subsidiary.  Expenses also increased as a result of forming and running the subsidiary HMTF Productions, LLC during the past quarter and also the signing of a lease for office space and costs involved in setting up the office.

During the six months ended June 30, 2013 we incurred a total of $70,183 of operating expenses consisting of commissions, professional fees and general and administrative expenses.  Beginning April 1, 2013, our General and administrative expense was higher than in previous periods, in part due to an increase from $2,500 per month to $5,500 and eventually $6,000 per month in salary paid to our CEO, Corey Wiegand, and also as a result of the property management expenses.

Liquidity and Capital Resources

At June 30, 2014, we had $33,552 in cash and a working capital deficit of $24,022. At June 30, 2013 we had $5,773 in cash and a working capital deficit of $44,829. Our liquidity and capital resources have improved and are now believed adequate for the real estate sales and management operations as described in our business plan.

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

We have a limited operating history.

Our ability to achieve profitability depends upon the continued service of Corey Wiegand, our founder, who has to date been our primary source of commission revenue. During 2013 our revenues accelerated and we are no longer considered a development stage company.   We may incur significant operating losses in the future, primarily due to the expansion of our operations. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through licensed REALTORS acting as listing agents and  buyer agents rather than primarily through commissions earned by our  founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training six buyer agent two of whom are yet to pass the exam and become licensed. We have leased office space where we plan to aggressively expand our professional staff.

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

We have taken over the operations of CW Properties which currently manages approximately 45 rental units and has shown net revenue from management fees. Therefore, in the future we will need to undertake additional activities in property management as well as those in connection with our ongoing business plan.

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

A limited private placement has been recently completed to raise working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken by may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

Our new subsidiary, HMTF Cannabis Holdings intends to acquire and improve Colorado properties suitable to the cultivations of cannabis.  We are presently offering restricted shares in a private placement and we are also considering a debt financing. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

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

Corey Wiegand, our sole director, who is our sole executive officer, beneficially owns approximately 50.7% of our outstanding shares of Common Stock. Accordingly, our executive officer and director will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

There is presently a limited trading market for our shares. This is a recent development.  Presently an investment in our shares is no longer totally illiquid.  An investor purchasing our shares may be unable to resell their shares if the market for our shares rapidly declines. There can be no assurance that present market interest in our shares will continue. Therefore, investors who purchase our shares could lose their entire investment.

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

The offering price of the common stock we sold under our prospectus, and more recently as a private placement of restricted shares of our common stock, to raise working capital was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other assets or to raise additional working capital.

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

As of the date of this report, our common stock has been  assigned a trading symbol, “HMTF.” Our common shares are quoted on the OTCBB. While trading activity in our shares has recently accelerated, here can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Mine Safety.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

Exhibit Number	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)           Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 14, 2014	BY:	/s/ Corey Wiegand
Corey Wiegand
President