Form 10-Q
period 2014-09-30
Home Treasure Finders, Inc.
filed 2014-11-13
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2014	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of November 13, 2014, 13,205,450 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$5,706	$14,205
Prepaid asset	1,561	—

Total current assets	7,267	14,205

Property and equipment, net	862,967	—

Other assets:
Security deposits	1,050	—

Total assets	$871,284	$14,205

Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Accounts payable	$8,788	$6,311
Accrued salary	18,611	14,612
Accrued liabilities	35,303	28,220
Accrued interest on related party note payable	1,761	1,246
Related party note payable	14,793	4,943
Current portion of long term liabilities	11,745	-
Total current liabilities	91,001	55,332

Long term debt	828,255	—
Total liabilities	919,256	55,332

Shareholders’ equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,005,450 and 11,725,800 shares issued and outstanding, respectively	185,267	57,302
Additional paid in capital	96,476	96,476
Deficit accumulated during development stage	(329,715)	(194,905)
Total shareholder’s equity (deficit)	(47,972)	(41,127)

Total liabilities and shareholders' equity (deficit)	$871,284	$14,205

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Commission income	$18,220	$37,023	$74,964	$89,063
Property management income	11,174	17,039	37,911	26,787
Revenue	$29,394	$54,062	$112,875	$115,850

Operating expenses:
Commision expense	10,227	5,553	35,267	13,359
Professional fees	3,497	3,669	25,394	15,884
General and Administrative	57,961	32,750	189,556	82,912
Total operating expenses	71,685	41,972	250,217	112,155

Operating income (loss)	(42,291)	12,090	(137,342)	3,695

Other income (expense)
Other income	3,047	—	3,047	—
Interest expense	(50)	(101)	(515)	(198)

Total other income (expense)	2,997	(101)	2,532	(198)

Income (loss) before taxes	(39,294)	11,989	(134,810)	3,497

Income tax expense	—	—	—	—

Net income (loss)	$(39,294)	$11,989	$(134,810)	$3,497

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)	$0.00

Basic and diluted weighted average
common shares outstanding	13,005,450	11,725,800	12,583,587	11,725,800

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	11,725,800	$57,302	$96,476	$(190,115)	$(36,337)

Net loss for the year ended December 31, 2013	—	—	—	(4,790)	(4,790)

Balance at December 31, 2013	11,725,800	57,302	96,476	(194,905)	(41,127)

Common stock issued on March 31, 2014 for cash at $0.10 per share (unaudited)	1,196,000	119,600	—	—	119,600

Common stock issued on March 31, 2014 for services valued at $0.10 per share (unaudited)	83,650	8,365	—	—	8,365

Net loss for the nine months ended September 30,
2014 (Unaudited)	—	—	—	(134,810)	(134,810)

Balance at September 30, 2014 (Unaudited)	13,005,450	$185,267	$96,476	$(329,715)	$(47,972)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(134,810)	$3,497
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	1,958	—
Common stock issued for services	8,365	—
Changes in operating assets and liabilities:
Decrease in prepaid expense	(1,561)	210
Increase in other current assets and other assets	(1,050)	—
Decrease in accrued salary	3,999	(2,888)
Increase in accrued interest	515	198
Increase in accrued liabilities	7,083	16,841
Increase (decrease) in accounts payable	2,477	(3,614)
Net cash provided by (used in)
operating activities	(113,024)	14,244

Cash flows from investing activities:
Cash paid for fixed assets	(864,925)	—
Net cash used in investing activities	(864,925)	—

Cash flows from financing activities:
Proceeds from common stock sales	119,600	—
Proceeds from long term debt	840,000	—
Proceeds from related party payable	10,350	5,000
Payment of related party payable	(500)	(2,500)
Net cash provided by
financing activities	969,450	2,500

Net change in cash	(8,499)	16,744

Cash, beginning of period	14,205	9,408

Cash, end of period	$5,706	$26,152

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2013 financial statements and notes thereto included. The results of operations for the period ended September 30, 2014, are not necessarily indicative of the operating results for the year ended December 31, 2014.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2014, the related party payable had a net increase of $10,350.  The balance of the related party payable was $14,793 and $4,943 as of September 30, 2014 and December 31, 2013, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,761 at September 30, 2014.  Beginning in 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base salary to be paid to the CEO increased to $6,000 per month.  The balance accrued at September 30, 2014 was $18,612.

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

 On March 14, 2014 we formed an affiliate vehicle, JDONE, LLC which has been consolidated, through which we might make anonymous offers on properties suitable for cannabis cultivation. Subsequently, we transferred $100,000 from our company checking account into the bank account of JDONE and on July 2014 JDONE issued a $10,000 check to serve as down payment on the purchase of warehouse units to be used for cannabis cultivation.  The sale was closed on September 15, 2014 and the total purchase price was $850,000 with down payment of $10,000 with balance due of $840,000 carried by the seller.

We are negotiating to obtain additional capital with which to purchase various additional properties.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 4:  Property and Equipment

The Company’s capital assets consist of warehouse units, computer equipment, office furniture and leasehold improvements for the new office.  Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset, ranging from 18 months to 39 years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed assets and related depreciation for the nine months ended September 30, 2014 are as follows:

Computer equipment	$5,672
Furniture and fixtures	5,253
Leasehold improvements	4,000
Warehouse units	850,000
Accumulated amortization and depreciation	(1,958)
Total fixed assets	$862,967

Depreciation expense was $1,069 and amortization expense was $889 for the nine months ended September 30, 2014.

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

On October 8, 2014, the Company deposited a check for $30,000 from an existing shareholder to purchase 200,000 restricted shares of the Company's common stock.  As of the date of this report, the cash received has been utilized for general working capital and in connection with the Company's Garfield street wharehouse, however, no certificate has been issued..

Note 6:  Debt

On September 15, 2014,  the Company entered into a promissory note for $840,000 on the purchase three warehouse units known as 4420, 4430 and 4440 Garfield Street, Denver, Colorado. The Company anticipates leasing each of the three separate  units to one or more licensed third party growers for cannabis cultivation.  The terms of the variable interest 25 year amortization note carried by the seller of the property call for payments to seller as follows:

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,936.95 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,277.73 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,639.64 per month.

4.	Balloon payment of $777,255.49 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 7:  Subsequent Events

On November 5, 2104 the Company leased the warehouse unit known as 4440 Garfield Street, Denver, Colorado, to a third party. The third party plans to utilize the premises for a retail marijuana cultivation facility and/or a medical marijuana optional premises cultivation facility, as those terms are defined under Colorado law. The Company’s management and its tenant believe that all lease terms conform with the provisions of the State Law and all additional  local and state oversight and permit processes known  as the “Colorado Marijuana Code”.

The four year lease term begins on November 5, 2014 at a monthly rent of $4,000. The tenant paid the first month rent plus a $4,000 deposit in certified funds at lease signing. Terms of the net lease provide that the tenant accepts the property in its present condition. Lease terms further provide that the tenant will utilize the existing build out plans, owned by the Company, and  that the tenant will utilize the related building permits, previously filed by the Company with the Denver City and County, to complete build out, all at tenant’s expense. Once the tenant completes the build out, the tenant anticipates being issued an occupancy permit by Denver City and County. Thereafter, the lease provides that the tenant may initiate and thereafter continue to undertake the cultivation and distribution of Cannabis provided the tenant remains in compliance with the "Colorado Marijuana Code".

As of  the date of this report the Company continues to interview potential tenants who have responded to the Company’s internet advertising and expressed and interest to lease the company’s two remaining warehouse units.

On October 10, 2014 we completed a  private placement of restricted common shares priced at $0.15 per share.  This placement of our restricted common stock generated  $30,000 to be utilized as general working capital. As of the date of this report none of the shares sold have been issued.

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

Financial Condition and Results of Operation

The Three Months Ended September 30 2014 and September 30 2013.

Our net loss for the three months ended September 30, 2014 was $39,294.   We generated operating revenue from two sources, sales commissions and property management. We began to manage certain rental real estate owned by non-related third parties, effective April 1, 2013. The 55 management agreements in connection with the properties we now manage were contributed by our CEO, Corey Wiegand.

 Our net loss of $39,294 for our recently completed quarter represents a decrease of $51,283 as compared to our net income of $11,989for the prior year three month period ended September 30, 2013. This significant decrease in our bottom line is attributed to a decrease in sales commissions together along with a decrease in property management revenue from our property management activities.  This decrease in revenue was accompanied by an increase in general and administrative costs such as salary, realtor expenses and consulting services and  by additional expenses in connection with our cannabis related activities at our Garfield Street warehouse.

For the three months ended September 30, 2014 the Company generated a total of $29,394 in revenues, consisting of $18,220 from sales commissions and $11,174 from property management.  During the three months ended September 30, 2013, the Company generated a total of $54,062 in revenues, consisting of $37,023 from sales commissions and $17,039 from property management.

The Nine Months Ended September 30, 2014 and September 30, 2013

 Out net loss of $134,810 for our most recently completed nine month period represents a decrease of  $138,307 as compared to our net income of $3,497 in the prior year nine month period. During the nine months ended September 30, 2013 we generated $115,850 in revenues, of which $89,063 was from sales commission and $26,787 from property management. For the nine months ended September 30, 2014 the Company generated a total of $112,875 in revenues, of which $74,964 was from sales commissions and $37,911 from Property management.

We incurred operating expenses totaling $250,217 for the nine months ended September 30, 2014. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative and professional fees

During the nine months ended September 30, 2013 we incurred a total of $112,155 of operating expenses consisting of commissions, professional fees and general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2014, we had $5,706 in cash and a working capital deficit of $32,840. At December 31, 2013 we had $9,408 in cash and a working capital deficit of $83,734. Our liquidity and capital resources  remain weak.

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

Potential users of our Company owned Denver warehouse facility  and additional facilities of a similar nature which we may acquire in the future may have difficulty accessing the services of banks which may make it difficult for them to operate.

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

Our new subsidiary, HMTF Cannabis Holdings has acquired and improved a Denver, Colorado property suitable to the cultivations of cannabis.  We are presently offering restricted shares in a private placement and we are also considering a debt financing. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

We have previously entered a contract  to acquire approximately 4.3 acres of potentially suitable land under an owner finance arrangement. This planned land acquisition, while affordable with present cash on hand, was subsequently cancelled. Concern that water quality was unsuitable for successful cultivation of cannabis was a factor in the decision to cancel the purchase. We anticipate the full refund of our earnest money.

While we have been able to acquire a warehouse in Denver Colorado with 99% owner finance, future acquisitions may require financial resources well in excess of those expressed in our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our business and operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Mine Safety.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

Exhibit Number	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
10.1	Lease Agreement
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)           Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 13, 2014	BY:	/s/ Corey Wiegand
Corey Wiegand
President