Form 10-K
period 2014-12-31
Home Treasure Finders, Inc.
filed 2015-03-30
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2014

Commission File Number 333-176154

Home Treasure Finders, Inc.
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4318 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:
None

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☑

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State issuer’s revenues for the most recent fiscal year:  $189,390.

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

The aggregate market value of the voting stock held by non-affiliates 3,305,450 shares of no par value Common Stock was $1,652,725 as of June 30, 2014. The stock price for computational purposes was $0.50 per share, based upon the fact that the final trade for the Registrant's Common Shares on the OTCBB on June 27, 2014 was at $0.50  per share. The value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, March 30, 2015 was: 13,205,450 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on July 28, 2008.

In March of 2010, we began providing real estate agents with buyer leads and thereby obtaining referral commissions from subsequent sales. Colorado law provides that we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted our founder, Corey Wiegand an "Employing Broker" license which satisfies regulatory requirements. We have borrowed money from our President, Corey Wiegand and we completed an IPO to raise working capital as required by our business.

During 2013 we expanded our real estate activities to include property management.

On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc., The purpose of our subsidiary is to own properties suited to the legal cultivation of marijuana. Our properties will be leased to licensed growers.

On September 15, 2014 we closed the purchase of our first property in Denver zoned for cannabis cultivation. On November 5 and December 1, 2014 we leased space within the building to two unrelated licensed growers. Our tenants have initiated construction work at their individual units and anticipate the units will be issued an occupancy permit for marijuana cultivation upon completion of construction. Our tenants have agreed to invest substantial cash to improve their respective leaseholds per architectural and engineering documents we procured and provided. Further information regarding our cannabis warehouse and related financial projection may be found in the MD&A section of this report.

As of December 31, 2014 and the date of this report, we are seeking to acquire additional cannabis zoned properties.

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

3.  Commercial Real Estate for Cannabis. We are an active participant in Colorado's fast growing cannabis industry. We have successfully acquired a vacant warehouse zoned for cannabis cultivation for our own account with a $10,000 down payment. Subsequently we leased the warehouse to licensed growers and enjoy a positive cash flow from tenant rents.

Our leases now in place amount to a 7.9% capitalization rate and an annual return of $63,252 on an investment of approximately $27,000 for a 234% Cash on Cash return annually.

Further, we are licensed commercial REALTORS and as such we enjoy strong operational advantages and honed skills to rapidly locate favorable cannabis zoning, find vacant property and help clients negotiate favorable financing  or leasing arrangements at target properties.

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

OUR FACILITIES

We conduct general administration, real estate sales and property management from our two leased office locations in Denver Colorado.

Our main office  is located at 4318 Tennyson Street, Denver CO 80212.

Our satellite office is located at 3295 Blake Street, Unit 102, Denver CO 80205, in a mixed use space which is also serves as the residence of our President, Corey Wiegand

SEASONALITY

Our business is materially affected by seasonal factors, including but not limed to:

1.	Changes in residential real estate inventory
2.	Changes in buyer demand caused by the economy, holidays, Fall “back to school” or other special events
3.	Unusual or severe weather
4.	The seasonal nature of major construction projects in Colorado

EMPLOYEES

As of December 31, 2014 and the date of this report we have one full employee, Corey Wiegand. Mr. Wiegand, our founder and CEO. He is assisted by numerous assistants, agents, licensed Realtors and professional consultants.

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

As of January 31, 2014 and the date of this report, 21 states and  The District of Columbia allow their citizens to use medical marijuana. Additionally, voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia have approved  ballot  measures to legalize cannabis for "recreational" adult use.

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

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana patients and dispensaries. The Obama administration has effectively stated that it is not an efficient use of resources to prosecute those lawfully abiding by state designed laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding low-priority enforcement of laws. Additionally, any administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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
Tenants of our Company owned Denver warehouse facility, and of any additional facilities of a similar nature which we may acquire in the future, may have difficulty accessing the services of banks which may make it difficult for them to operate.

Since the use of marijuana is illegal under federal law, a compelling argument has been made in the past that banks cannot accept deposit funds from businesses involved with marijuana. We believe that this argument may someday be abandoned, but there is no assurance of this. Recently the State of Colorado has organized Four Corners Credit Union which is intended to serve the banking needs of the Cannabis Industry in Colorado. However, there is no assurance that the environment for banking relationships will continue to progress favorably. In any case, inability to open conventional bank accounts may make it difficult for potential tenants of proposed facilities to operate.

Potential Competitors could duplicate the business model of our Subsidiary, HMTF Cannabis Holdings. Inc.

While our subsidiary has acquired, improved and leased properties suitable to legal cultivation of cannabis, there is no aspect of our business model which is protected by patents, copy writes, trademarks or trade names. As a result, potential competitors will likely duplicate our business model.

A significant portion of our monthly cash flow derives from rental revenue which may prove uncollectable.

In the event the cultivation business of one or more present grower tenants fails, our tenant may fail to pay rent in a timely fashion. If this were to occur we may not receive the rent payments due us under lease terms, and thereafter, if the arrearages are not forthcoming we may be forced to evict. An unfavorable development of this nature could cause us to fall behind on our building mortgage payments. We have carefully vetted our tenants  and maintain tenant security deposits segregated and held in our savings account as a buffer against such contingencies.

A revision or reversal of the Federal policies which presently allow Colorado and various other states to pursue legalized marijuana would likely cause widespread  financial difficulties to the cannabis business nationally.

The 2016 National elections could install a presidential administration having an intolerant policy toward Marijuana Legalization.  If such a political reversal were to occur, the thriving legalized Colorado Cannabis Industry could be at increased risk of vigorous enforcement of Federal Laws which prohibit Cannabis cultivation, sale and consumption.

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

Our real estate sales business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through "buyer agents" rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to actualize our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we have five active licensed REALTORS and we are training an additional three agents. All our trainees are either presently licensed or enrolled in courses operated by third party REALTOR schools. All of our trainees pay their own expenses for the classes. We offer  newly hired REALTORS a bonus plan which awards shares of our common stock which vest over a one year period assuming  productivity goals are achieved by each agent as expressed in the Broker Relationship Agreement signed by each new hire.

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

Two limited private placements have been recently been completed to acquire cannabis zoned real property, finance our new office space and raise working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken by may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

Our new subsidiary, HMTF Cannabis Holdings has acquired, improved and leased a Denver warehouse to two licensed third party growers. We plan to acquire additional properties suitable to the cultivations of cannabis.  We are presently offering restricted shares in a private placement and we are also considering a debt financing. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

While we have been able to acquire a warehouse in Denver Colorado with 99% owner finance, future acquisitions may require financial resources well in excess of our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our business and operations.

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

The Realtors we plan to recruit may not deliver consistent and professional mentor and "buyer agent" services and thus our business plan may not gain market acceptance, which would prevent us from achieving sales and market share.

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

The offering price of the common stock we sold under our prospectus, and more recently as a private placement of restricted shares of our common stock, to raise working capital was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company's shares are issued to purchase other assets or to raise additional working capital.

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

There is presently a very limited market for our common stock.  Failure to maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

As of the date of this report, our common stock has been assigned a trading symbol, "HMTF." Our common shares are quoted on the OTCBB and OTCQB. While trading activity in our shares has recently accelerated, here can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

We own a 5,600 square foot warehouse located at 4420-4440 Garfield Street, Denver, CO 80216.  The facility is leased to licensed growers for cannabis cultivation.

We currently maintain administrative and real estate operations in office space of approximately 600 square feet located at 4318 Tennyson Street, Denver, CO 80212 at a monthly rent of $1,050.

We also utilize a satellite office, in a mixed use development located at 3295 Blake Street, Denver CO 80205. This location also serves as residence of our President. Rent is contributed under a verbal agreement.

We see no present need for additional office space. We are evaluating opportunities to acquire additional properties zoned for cannabis cultivation.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2014 and the date of this report our shares are quoted on the OTCBB/OTCQB under the symbol HMTF. In the future, should we meet stringent qualifications and pay the required fee,  we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity been unpredictable and highly volatile. Closing prices have ranged from $0.05 to $5.34. The closing price on March 27, 2015, the date of this report was $0.09.

The following table contains data from OTC Markets, Inc. and summarizes our past share price:

Fiscal Year ended December 31, 2014	High	Low
First quarter	5.34	.10
Second quarter	2.09	.24
Third quarter	.49	.15
Forth quarter	.45	.05

SHAREHOLDERS

As of the date of this report, there were approximately 56 direct holders of our common stock certificates as shown on the list maintained by our transfer agent. Additional shareholders have recently purchased their shares on the OTCBB. They hold recently purchased shares in street name.  They are not included in the tally of shareholders provided by our transfer agent.

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

Present third party  listing agents/buyer agents/referrals

As of December 31, 2014 and the date of this report,  all listings and resulting sale commissions are being generated by our officer and founder, Corey Wiegand, or additionally, by five recently hired licensed REALTORS. Mr. Wiegand is also routinely and actively assisted by various unlicensed professionals who are compensated by the Company on an hourly basis, or otherwise.   Should Mr. Wiegand close a sale which generates a commission and which results from a referral from another licensed real estate broker, in that event, a "referral commission" or "commission split" may be due and payable to the referring broker at closing.

As previously stated, we believe our business and the role within it for trained and licensed buyer's agents will always be timely. As our business grows we plan to aggressively hire licensed listing agents and buyer agents. Our goal for 2014 is to recruit a licensed REALTOR who resides in, lists and sells property in each and every Denver zip code.

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

PLAN OF OPERATIONS AND PROJECTIONS

During 2014 our cash flow has been generally sufficient to sustain operations when supplemented by occasional loans from management and the immediate family of management.

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

During 2014 we generated $122,549 in commission revenue and $66,841 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

Our operating expenses include significant legal, consulting, accounting and contributed services, all accounted for as expenses. As a consequence, our net losses for the years December 31, 2014 and 2013 total $139,884 and $4,790, respectively.

Our new subsidiary, HMTF Cannabis Holdings, Inc., formed, on March 3, 2014, has commenced operations and purchased a warehouse. Our warehouse generated $15,900 in revenue from tenant rents collected  during November and December of 2014 We anticipate rental revenue during 2015 will total $144,000.
Financial Projection for Garfield Street Warehouse under presently performing leases:

Rent	$144,000	Note 1
Less Interest	(58,243)	Note 2
Less Insurance	(1,893)	Note 3
Less Taxes	(7,612)	Note 4
Less Depreciation	(21,153)	Note 5
Income	$46,451	Note 6

Notes
1.	Lease at 4420 and 4430 is $8,000/ month. Lease at 4440 is $4,000 per month, payable by 15th. Current
2.	Interest for 2015 computed from loan amortization table. Assumes $836,870 starting principle balance.
3.	Insurance. Policy purchased on 1/3/2015. Annual premium of $1,893 paid in full.
4.	Property Tax is $7,612 based upon 2013 mil levy.
5.	Depreciation is based upon 39 year straight line applied to combined value of building $803,100 plus architect and engineer documents valued at $11,000.
6.	Income per GAAP

We continue to evaluate the acquisition of additional cannabis zoned properties.

Results of Operations

See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through loans from our founder, cash raised in our completed IPO, Private Placements.  Additionally, we have benefited from cash and services contributed by Corey Wiegand, our founder, officer and director.

As of December 31, 2014, we had $36,848 in cash, and a working capital deficit of $53,319.

The following table sets forth our statements of operations data for the year ended December 31, 2014 and 2013.

Summary Statement of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues, net	$189,390	$180,493
Gross profit (loss)	189,390	180,493
Selling, general and administrative expenses	244,510	135,455
Commission expense	47,351	31,067
Professional fees	29,485	18,452
Total operating expenses	321,346	184,974
Loss from operations	(131,956)	(4,481)
Other Income (expense)	(7,526)	(309)
Loss from operations before income taxes	(139,482)	(4,790)
Income tax provision	-	-
Net loss	$(139,482)	$(4,790)

Revenues

For the year ended December 31, 2014 we have generated $189,390 in revenues.  Revenue consisted of $122,549 in commission income and $66,841 in management fees and rent.

Total Operating Expenses

Our net loss increased by $134,692 or 2,812% to $139,482 from $4,790 for the year ended December 31, 2014 compared with the prior year ended December 31, 2013. This was primarily attributed the net effect of the following factors:

1.
General and administrative expenses increased by $109,156, or 81%, to $244,510 for the year ended December 31, 2014 from $135,455 for the prior year ended December 31, 2013. This is attributable to the increase in salary expense, consulting expenses, contracted services and realtor expenses as well as other basic general and administrative expenses.

2.
Professional fees increased by $11,033 or 60% to 29,485 for the year ended December 31, 2014 from $18,452 for the prior year ended December 31, 2013. This is attributable to increased transaction frequency in our property management and sales divisions and the consequent increase in book keeping and related audit services.

3.	Revenue increased by $8,897 for the year ended December 31, 2014 from $180,493 for the year ended December 31, 2013.

Liquidity and Capital Resources

Our Initial Public Offering of our common stock was declared effective by the Securities and Exchange Commission on January 26, 2012. As of the date of this report, proceeds of our IPO representing the Minimum Offering of $30,000 have been released from the escrow account and utilized to support our business plan.

During 2014 we raise cash in two private placements of our common stock totaling $149,600. We applied this cash to expenses incurred to lease and remodel our Tennyson Street office and acquire our Garfield Street Warehouse and for working capital.

At December 31, 2014, we had $36,848 in cash, representing primarily commissions earned during the fourth quarter. The cash  held in our checking account is usable by the Company. The cash held in our savings account, representing segregated  tenant deposits, is not usable.

At year end our working capital deficit was $66,322.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 23of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Home Treasure Finders, Inc. and Subsidiaries
Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has incurred losses since inception and has liabilities in excess of assets, raising substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2015

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

Assets

Current Assets:
Cash	$36,848	$14,205
Prepaid expenses	753	-
Total current assets	37,601	14,205

Property and equipment, net	867,547	—

Other assets:
Security deposits	1,050	—

Total assets	$906,198	$14,205

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$9,462	$6,311
Accrued wages	18,612	14,612
Accrued liabilities	52,128	28,220
Accrued interest	2,025	1,246
Note payable, current portion	13,003	—
Related party note payable	8,693	4,943
Total current liabilities	103,923	55,332

Long term debt	824,919	—
Total liabilities	928,842	55,332

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 11,725,800 shares issued and outstanding, respectively	215,267	57,302
Additional paid in capital	96,476	96,476
Accumulated deficit	(334,387)	(194,905)
Total shareholder's equity (deficit)	(22,644)	(41,127)

Total liabilities and shareholders' equity (deficit)	$906,198	$14,205

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013

Commission income	$122,549	$139,282
Property and rental management income	66,841	41,211
Revenue	189,390	180,493

Operating expenses:
Commission expense	47,351	31,067
Professional fees	29,485	18,452
General and administrative	244,510	135,455
Total operating expenses	321,346	184,974

Operating loss	(131,956)	(4,481)

Other Income (expense)
Other income	3,047	-
Interest expense	(10,573)	(309)

Total other income	(7,526)	(309)

Loss before income taxes	(139,482)	(4,790)

Income tax expense	-	-

Net loss	$(139,482)	$(4,790)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	12,735,947	11,725,800

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2013	11,725,800	$57,302	$96,476	$(190,115)	$(36,337)

Net loss for the year ended December 31, 2013	—	—	—	(4,790)	(4,790)

Balance at December 31, 2013	11,725,800	57,302	96,476	(194,905)	(41,127)

Common stock issued on March 31, 2014 for cash
At $0.10 per share	1,196,000	119,600	—	—	119,600

Common stock issued for services valued
At $0.10 per share	83,650	8,365	—	—	8,365

Common stock issued on October 8, 2014 for cash
At $0.15 per share	200,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2014	—	—	—	(139,482)	(139,482)

Balance at December 31, 2014	13,205,450	$215,267	$96,476	$(334,387)	$(22,643)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(139,482)	$(4,790)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	8,378	—
Common stock issued for services	8,365	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense and other asset	(1,803)	280
Increase (decrease) in accounts payable	3,151	(9,648)
Increase (decrease) in accrued salary	4,000	(7,888)
Increase (decrease) in accrued liabilities	23,908	26,534
Increase (decrease) in accrued interest	779	309
Net cash provided by (used in)
operating activities	(92,704)	4,797

Cash flows from investing activities:
Investment in fixed assets	(875,925)	—
Cash flows used in investing activities:	(875,925)	—

Cash flows from financing activities:
Proceeds from common stock sales	149,600	—
Proceeds from long term debt	840,000	—
Payment of long term debt	(2,078)	—
Proceeds from related party payable	11,250	5,000
Payment of related party payable	(7,500)	(5,000)
Net cash provided by
financing activities	991,272	—

Net change in cash	22,643	4,797

Cash, beginning of year	14,205	9,408

Cash, end of year	$36,848	$14,205

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$9,794	$—

Non Cash Investing and Financing Activities
Fixed asset purchases through long term debt	$840,000	$-

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Home Treasurer Finders, Inc. (the "Company") was initially incorporated on July 28, 2008 in the State of Colorado.  The Company has two subsidiaries, Ambermax III, Inc. and HTMF Cannabis Holdings, Inc.   On January 28, 2008 Ambermax III, Inc. became our wholly subsidiary through a merger consummated as a share exchange. The purpose of the merger was to obtain $12,676 in cash held by Ambermax III, Inc.

The Company is in the business of operating a real estate business and operates in Colorado as a State Licensed "Employing Broker" number 1000021235 issued on February 13, 2012.

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

The Company generates income from its real estate holdings.  On September 15, 2014 the Company acquired a vacant warehouse property in Denver zoned for cannabis cultivation. On November 5 and December 1, 2014 the Company leased the warehouse to unrelated licensed growers. The Company's tenants have invested cash to improve their respective leaseholds per lease terms utilizing architectural and engineering documents we procured and provided.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

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
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$62,600	$10,800
Accrued expense	10,100	7,600
Deferred tax liabilities:
Depreciation	(1,500)	-

Valuation allowance	(71,200)	(18,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:
	2014	2013

Book income	$(27,400)	$(900)
Penalties	-	400
Accrued expenses	2,400	2,700
Stock for services	1,600	-
Valuation allowance	(23,400)	(2,200)
	$-	-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $313,000 that may be offset against future taxable income as long as the "continuity of ownership" test is met.  No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.   All years are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

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

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2014 and 2013 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

The computation of loss per common share is based on the weighted average number of shares outstanding for the years ended December 31, 2014 and 2013 as follows:

	For the Year Ended December 31,
	2014	2013

Net loss (numerator)	$(139,482)	$(4,790)
Shares (denominator)	13,205,450	11,725,800
Net loss per share	$(0.01)	$(0.00)

f.  Revenue Recognition

Revenue is recognized when services are provided and collection is reasonably assured.  Revenue is recognized in a real estate transaction when the closing occurs on the home sale and commissions are received.  For the property management activities, revenue is recognized when rent is received from the tenant.  For rental income, revenue is recognized when the services are provided, and collection is reasonably assured.

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

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

 NOTE 2 –PROPERTY AND EQUIPMENT

The Company's capital assets consist of warehouse units, computer equipment, office furniture and leasehold improvements for its offices.  The warehouse was purchased on September 15, 2014.  Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset, ranging from 18 months to 39 years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed assets and related depreciation for the year ended December 31, 2014 are as follows:

Computer equipment	$5,672
Furniture and fixtures	5,253
Leasehold improvements	4,000
Warehouse units	861,000
Accumulated amortization and depreciation	(8,378)
Total fixed assets	$867,547

Depreciation expense was $6,925 and amortization expense was $1,555 for the year ended December 31, 2014.

 NOTE 3 – LONG-TERM DEBT

On September 15, 2014,  the Company entered into a promissory note for $840,000 on the purchase three warehouse units known as 4420, 4430 and 4440 Garfield Street, Denver, Colorado. The Company is leasing each of the three separate units to licensed third party growers for cannabis cultivation.  The terms of the variable interest 25 year amortization note carried by the seller of the property call for payments to seller as follows:

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,936.95 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,277.73 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,639.64 per month.

4.	Balloon payment of $777,255.49 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – LONG-TERM DEBT (continued)

As of December 31, 2014, the balance of the note was $837,922 and the annual maturities of the long-term debt were:
Year Ending December 31,
2015	$13,003
2016	13,265
2017	10,791
2018	11,089
2019	789,774

$837,922

NOTE 4 -COMMON STOCK TRANSACTIONS

On March 13, 2014 the Company completed a private placement of restricted common shares priced at $0.10 per share.  This placement of our restricted common stock generated $119,600 to be utilized as general working capital. The shares were issued March 31, 2014.

On March 31, the Company also issued 83,650 shares of common stock valued at $0.10 per share to pay for services received.

On October 8, 2014, the Company issued 200,000 restricted shares of the Company's common stock at a price of $0.15 per share.  The cash received was utilized for general working capital and in connection with the Company's Garfield street warehouse.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2014, the related party payable had a net increase of $3,750.  The balance of the related party payable was $8,693 and $4,943 as of December 31, 2014 and 2013, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $2,025 at December 31, 2014.  Beginning in 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base salary to be paid to the CEO increased to $6,000 per month.  The balance accrued at December 31, 2014 was $18,612.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 - RELATED PARTY TRANSACTIONS – (continued)

During the year ended December 31, 2013 a major stockholder deposited $5,000 in the Company's bank account to cover expenses.  There were also payments of $5,000 made to pay down the related party payable during the year ended December 31, 2013.  The balance of the related party payable was $4,943 as of December 31, 2013.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,246 at December 31, 2013.  Beginning in April 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  The balance accrued at December 31, 2013 was $14,612.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office space under a non-cancelable lease agreement accounted for as an operating lease.  We are leasing this facility for $13,160 for the first year term of the lease which ends on April 30, 2015.  At that time we shall have the option of extending the lease term.

Rent expense was $11,825 and $4,200 for the years ended December 31, 2014, and 2013, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2014	$4,760
Thereafter	-
$4,760

NOTE 7 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has not yet generated sufficient revenue to generate net income.  Additionally liabilities exceed assets by$22,644 at December 31, 2014.  These factors, among others, indicate that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no additional events to report.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight of financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2014, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2014 and 2013 and the period from inception until December 31, 2014 and the date of this report, none of our directors were paid any fees to attend director meetings.

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

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2014, 2013 and 2011. Mr. Wiegand received no compensation. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2014 2013 2012 2011	70,000 74,738 11,699 —	— — — —	— — — —	— — — —	— — — —	— — — —	— — — —	70,000 74,738 11,699 —

             For the years ended 2014, 2013and 2012, services valued at $0, $0, and $0 respectively, were contributed by our officers and director.

As of December 31, 2014 Mr. Wiegand is owed accrued salary totaling $18,612. As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation.   We plan to pay Mr. Wiegand accrued back salary.

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

We presently pay Corey Wiegand a salary of $6,000 monthly plus an override of 15% based upon revenue. During periods when we did not have available cash, we have accrued unpaid salary and plan to pay these amounts at a future date when and if cash becomes available. We have not executed a written agreement in connections with this arrangement and we may change the arrangement at any time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2014 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Ownership (2)

Common Stock	Corey Wiegand	6,700,000	50.7%

Common Stock	Bristlecone Associates, LLC (3) 16200 West County Road 18E Loveland, CO 80537	3,000,000	22.7%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,000	50.7%
____________________

Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 3412 West 62 nd Ave., Denver, CO 80221.

Applicable percentage ownership is based on  13,205,450 shares of common stock outstanding as of December 31, 2014 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

      During the year ended December 31, 2014, James Wiegand, father of Corey Wiegand and a stockholder, deposited $11,250 in the Company's bank account to cover expenses.  $7,000 was paid back to him.

 During the year ended December 31, 2013, James Wiegand, father of Corey Wiegand and a stockholder, deposited $5,000 in the Company's bank account to cover expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $22,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2012.
During the fiscal year ended December 31, 2013, we incurred approximately $17,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

HOME TREASURE FINDERS (Registrant)

DATE: March 30, 2015	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer