Form 10-Q
period 2015-03-31
Home Treasure Finders, Inc.
filed 2015-05-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2015	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4318 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required tobe submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No  ☑

As of May 12, 2015, there were 13,205,450 shares of our common stock, no par value outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets:
Cash	$29,697	$36,848
Prepaid expenses	1,922	753
Total current assets	31,619	37,601

Property and equipment, net	861,001	867,547

Other assets:
Security deposits	1,050	1,050

Total assets	$893,670	$906,198

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$19,744	$9,462
Accrued wages	18,612	18,612
Accrued liabilities	57,416	52,128
Accrued interest	2,196	2,025
Note payable, current portion	13,229	13,003
Related party note payable	10,193	8,693
Total current liabilities	121,390	103,923

Long term debt	821,466	824,919
Total liabilities	942,856	928,842

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(360,929)	(334,387)
Total shareholder's equity (deficit)	(49,186)	(22,644)

Total liabilities and shareholders' equity (deficit)	$893,670	$906,198

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Commission income	$17,405	$31,053
Property and rental management income	51,839	12,463
Revenue	$69,244	$43,516

Operating expenses:
Commission expense	3,241	13,226
Professional fees	13,992	11,067
General and Administrative	63,737	51,594
Total operating expenses	80,970	75,887

Operating income (loss)	(11,726)	(32,371)

Other expense
Interest expense	(14,816)	(150)

Total other expense	(14,816)	(150)

Income (loss) before taxes	(26,542)	(32,521)

Income tax expense	—	—

Net (income) loss	$(26,542)	$(32,521)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2013	11,725,800	$57,302	$96,476	$(194,905)	$(41,127)

Common stock issued on March 31, 2014 for cash
At $0.10 per share	1,196,000	119,600	—	—	119,600

Common stock issued for services valued
At $0.10 per share	83,650	8,365	—	—	8,365

Common stock issued on October 8, 2014 for cash
At $0.15 per share	200,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2014	—	—	—	(139,482)	(139,482)

Balance at December 31, 2014	13,205,450	215,267	96,476	(334,387)	(22,644)

Net loss for the quarter ended March 31, 2015 (unaudited)	—	—	—	(26,542)	(26,542)

Balance at March 31, 2015 (unaudited)	13,205,450	$215,267	$96,476	$(360,929)	$(49,186)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(26,542)	$(32,521)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Common stock issued for services	—	8,365
Depreciation and amortization expense	6,546	—
Changes in operating assets and liabilities:
Increase in prepaid expense	(1,169)	(409)
Decrease in accrued salary	—	—
Increase in accrued interest	171	150
Increase in accrued liabilities	5,288	4,310
Increase (decrease) in accounts payable	10,282	5,345
Net cash (used in) operating activities	(5,424)	(14,760)

Cash flows from investing activities:
Deposit on building purchase	—	(10,000)
Net cash used by investing activities	—	(10,000)

Cash flows from financing activities:
Proceeds from common stock sales	—	119,600
Proceeds from related party payable	1,500	3,350
Payment of long term debt	(3,227)	—
Net cash provided by (used in) financing activities	(1,727)	122,950

Net change in cash	(7,151)	98,190

Cash, beginning of period	36,848	14,205

Cash, end of period	$29,697	$112,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$8,365

 See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2014 financial statements and notes thereto included. The results of operations for the period ended March 31, 2015, are not necessarily indicative of the operating results for the year ended December 31, 2015.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, since inception the Company has incurred losses in all quarters except the quarters ended March 31, 2013 and September 30, 2013 and it has a limited operating history.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern..

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

Note 3:  Related Party Transaction

During the three months ended March 31, 2015, the related party payable had a net increase of $1,500.  The balance of the related party payable was $10,193 and $8,693 as of March 31, 2015 and December 31, 2014, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $2,196 at March 31, 2015.

Note 4:  Property and Equipment

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

Fixed assets and related depreciation for the three months ended March 31, 2015 are as follows:

Computer equipment	$5,672
Furniture and fixtures	5,253
Leasehold improvements	4,000
Warehouse units	861,000
Accumulated amortization and depreciation	(14,924)
Total fixed assets	$861,001

Depreciation expense was $5,879 and amortization expense was $667 for the three months ended March 31, 2015.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – LONG-TERM DEBT

On September 15, 2014,  the Company entered into a promissory note for $840,000 on the purchase of three warehouse units known as 4420, 4430 and 4440 Garfield Street, Denver, Colorado. The Company is leasing each of the three separate units to licensed third party growers for cannabis cultivation.  The terms of the variable interest 25 year amortization note carried by the seller of the property call for payments to seller as follows:

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,936.95 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,277.73 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,639.64 per month.

4.	Balloon payment of $777,255.49 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of March 31, 2015, the balance of the note was $834,695. The annual maturities of the long-term debt as of December 31, 2014 were:

Year Ending December 31,
2015	$13,003
2016	13,265
2017	10,791
2018	11,089
2019	789,774

$837,922

Note 6:  Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

Part I. Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Home Treasure Finders, Inc. and Subsidiaries (the "Company"), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management's current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Financial Condition and Results of Operation

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand. On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc. to purchase properties that qualify for legal cultivation of cannabis.

Our net loss for the three months ended March 31, 2015 was $26,542.

We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage certain rental real estate owned by non-related third parties. The 55 management agreements in connection with the properties we now manage were contributed by our CEO, Corey Wiegand in 2013.  In comparison our net loss for the three months ended March 31, 2014 was $32,521.

For the three months ended March 31, 2015 the Company generated a total of $69,244 in revenues, consisting of $17,405 from sales commissions and $51,839 from rental and property management.  During the three months ended March 31, 2014 we generated a total of $43,516 in revenues, consisting of $31,053 from sales commissions and $12,463 from property management.

During the three months ending March 31, 2015 we incurred operating expenses totaling $80,970. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended March 31, 2014 we incurred a total of $75,887of operating expenses consisting of commissions, professional fees and general and administrative expenses.  Expenses basically remained consistent while revenues increase over the prior year.

Liquidity and Capital Resources

At March 31, 2015, we had $29,697 in cash and working capital deficit of $76,542.  At December 31, 2014 we had $36,848 in cash and a working capital deficit of $53,319. Our liquidity and capital resources have improved and are now believed adequate for our real estate sales and management operations as described in our business plan.

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

Our Auditor's report states that there is substantial doubt that we will be able to continue as a going concern.

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

It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current "marijuana pill" sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry's products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

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

Under our present business model, a significant portion of our projected monthly cash flow derives from rental revenue which may prove to be uncollectable under lease terms.

At our Garfield Street warehouse, we are dependent on monthly cash flow from rental revenue. We hold tenant security deposits in our segregated  savings account, as described in our leases and as prescribed by Colorado Law. Nonetheless, situations may arise where tenants may fail to pay rent in a timely fashion as such payments become due per lease terms. For example, the cultivation business of one or more grower tenants may not commence in a timely manner due to delays caused by regulatory or other issues. Further, the cash flow anticipated from rent collections may falter at any time for any reason, The tenant security deposits we hold are designed to act as a limited buffer against such contingencies.

Under terms of the leases now in effect, if we do not receive rent payments as such payments become due and payable under lease terms, we may first utilize the sums we hold as tenant security deposits to collect the late rent payments with penalty. Under the terms of the leases in place, tenants then are required, within five days, to replace such security deposit sums such that the full tenant security deposit is restored. There is no assurance that such replacements of deposit sums will actually occur.

In any event, if  tenants does not comply with lease terms. and no workable arrangement can be achieved, we may be forced to evict one or more tenants. Unfavorable developments of this nature could contribute to or cause us to fall behind on our obligations to make monthly mortgage payments as such payments become due. While we have carefully vetted both of our tenants, and we have personal guarantees as to payment and performance under lease terms, as of the date of this report, both tenants at our Garfield Street warehouse have fallen behind on rent payments.

No assurance can be given that we will be able to collect all sums due under the two leases in now in effect.

If we pursue an action for eviction, one or more tenants might cause physical damage to our real estate and/or fight the action for eviction, and/or refuse to vacate or otherwise undertake to block and/or slow our efforts to regain proper possession of our warehouse or  to locate a suitable alternative tenant to re-lease our warehouse.

We believe that we have acted legally and in good faith with respect to our tenants. We further believe that our real estate is adequately insured. We plan to defend our property and related contractual rights to the fullest extent of the law. As of the date of this report, we are assisted by counsel and with such assistance from counsel we are acting to negotiate a suitable remedy to these various disputes which have only recently come to our attention. There is no present way to predict the final outcome of these issues.

A tenant, present or former, may claim to have suffered damages and in connection with that belief, may elect to initiate and thereafter pursue one or more lawsuits against the Company and/or its subsidiaries.

We believe we have acted properly in all of our dealings with tenants and otherwise. We have requested counsel to confirm the legality of our past and present agreements and  actions and to advise us accordingly. In any case we plan to vigorously defend any suit brought against the Company or its subsidiaries.

A mechanics lien could be filed against our real estate.

Our tenants have hired a contractor to bring their units under lease at our Garfield Street warehouse up to the Occupancy Permit standards of City and County of Denver. Recently their contactor has phoned management to report that required work has been substantially completed and the property is nearing readiness for final inspection. The contractor further states that the invoices sent to our tenants for the work totals approximately $200,000, but that only approximately $160,000 has been received in payment from our tenants. The contractor informed us that he has completed all the remodel work ordered by our tenants and that he believes that the standards required for an Occupancy Permit have been substantially met. The contractor has further reported that various of the final invoices for the work he has completed, invoices totaling approximately $40,000, are overdue and that our tenants are refusing to make their final payment.  Under the terms of leases in effect, and further in accordance with the terms of the contractors agreements with our tenants, our tenants are responsible to pay these invoices. In the event that our tenants continue to refuse to make final payments in full, there is a risk that the contractor will elect to file one or more mechanics liens against our real estate. If mechanics liens are filed, this alone will place our tenants in default on their leases. In connection with such default we may have legal cause to evict the tenants and to pursue various additional actions against our tenants. As of the date of this report, we are attempting to resolve these issues but are unable to predict the outcome.

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

We have taken over the operations of CW Properties and currently manage approximately 55 rental units and have shown net revenue from management fees. Therefore, in the future we will need to undertake additional activities in property management as well as those in connection with our ongoing business plan.

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

Limited private placements of restricted shares of our common stock have been recently been initiated with a goals to acquire cannabis zoned real property, finance our new office space and raise working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken by may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

Our new subsidiary, HMTF Cannabis Holdings has acquired, improved and leased a Denver warehouse to two licensed third party growers. The purchase was accomplished primarily through an owner-carry purchase arrangement. We may acquire or assist others  to acquire additional properties suitable to the cultivation of cannabis.  We are presently offering restricted shares in a private placement and we are also considering a debt financing. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

While we have been able to acquire a warehouse in Denver Colorado with 99% owner finance, future acquisitions may require financial resources well in excess of our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our business and operations.

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under "Management." Loss of the services of Corey Wiegand could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

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

In the past, the Company has issued shares for cash and services at prices which were solely determined by Corey Wiegand. At that time, Mr. Wiegand made a determination of both the value of services exchanged for our shares, and, as well, the price per share used as compensation.  Transactions of this nature were not made at arm's length and were made without input from a knowledgeable and non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company owned by a given investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as the may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

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

Our quarterly revenue and operating results from commissions, management fees and lease revenues, if any, will be difficult to predict from quarter to quarter. We derive relatively stable revenue from our property management operations. Nonetheless, it is possible that our net operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

•	trends in the median home values in Colorado;
•	the availability, pricing and timeliness of web advertising campaigns;
•
the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions and the retail price of signs, sign riders, telephone services, and Mentor Sales Workshops;

•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses;
•	logistical costs;
•	unpredictable volume and timing of buyer's agent sales;
•	our ability to establish and expand listing agent relationships;
•	the number of buyer agents that we are able to recruit, the ability to book facilities for planned sales training seminars;
•	the timing of new technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in real estate appreciation rates due to changes in economic growth;
•	travel costs and other factors causing the mentor training business to become more difficult; and
•	changes in lending, inspection, appraisal and other factors that result in closing delays or cancellations.

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

We anticipate that a portion of our future revenues will be derived from commissions in connection with the sale of single family residences to individual homebuyers. In deciding whether to purchase or to rent, prospective customers may evaluate their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect a homeowner's projected return on investment, which could have a material adverse effect on our business and results of operations.

Problems with service quality or individual buyer agent performance may include agent error, agent negligence or problems within the mentoring services we plan to provide. The result would likely be fewer customers, reduced revenue, unexpected expenses and loss of market share.

In the future, should we become significantly reliant on abilities and skills of other agents at arm's length, we may fall victim to unexpected agent errors or omissions.  If we deliver mentor services provided by third party agents our credibility and the market acceptance of our mentor services could be harmed.

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

The market for lead generation services is heavily influenced by federal, state and local government regulations and policies concerning the tech based marketing industry, as well as internal policies and regulations promulgated by "national do not call lists." These regulations and policies often relate to public privacy. In the United States these regulations and policies are being modified and may continue to be modified. We anticipate that our lead generation channels will be subject to oversight and regulation in accordance with national and local ordinances relating to privacy protection, and related matters.  Any new government regulations or utility policies pertaining to our lead generation services may result in significant additional expenses to us and as a result, could cause a significant reduction in sales referrals.

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

There is presently a limited trading market for our shares. This is a recent development.  Presently an investment in our shares is no longer totally illiquid; however, and investor purchasing our shares may be unable to resell their shares if the market for our shares rapidly declines. There can be no assurance that present market interest in our shares will continue. Therefore, investors who purchase our shares could lose their entire investment.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we may be required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act ("Rule 144"), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a nine month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

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

The various securities laws applicable to our company provide that our management may elect to enter and consummate a transaction to enter new or additional businesses. In that event, our shareholders might receive only an information statement with certain disclosures as required by law and would likely not be in a position to approve or disapprove the transaction. Investors who are unwilling to accept the uncertainty of new management, a new business plan, likely dilution and all the numerous related uncertainties that may materialize in the event such a transaction is consummated should not purchase our shares.

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
Investors will find additional information on day-to-day trading activity of our common shares, updated in real time and including level two market information on the web site maintained by OTC Markets.   The web address is:  www.otcmarkets.com.  The trading symbol of our common shares is "RSWN."

Our common stock is still presently subject to the "Penny Stock" rules of the SEC.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 14, 2015	BY:	/s/ Corey Wiegand
Corey Wiegand
President