Form 10-Q
period 2015-06-30
Home Treasure Finders, Inc.
filed 2015-08-13
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2015	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3412 West 62nd Avenue, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of August 14, 2015,  registrant had outstanding 13,205,450 shares of common stock, no par value.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$28,988	$36,848
Rent receivable	24,000	-
Prepaid asset	1,198	753

Total current assets	54,186	37,601

Property and equipment, net	854,455	867,547

Other assets:
Security deposits	1,050	1,050

Total assets	$909,691	$906,198

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$30,795	$9,462
Accrued wages	18,612	18,612
Accrued liabilities	60,673	52,128
Accrued interest	2,370	2,025
Note payable, current portion	13,406	13,003
Related party note payable	10,193	8,693
Total current liabilities	136,049	103,923

Long term debt	818,071	824,919
Total liabilities	954,120	928,842

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(356,172)	(334,387)
Total shareholder's equity (deficit)	(44,429)	(22,644)

Total liabilities and shareholders' equity (deficit)	$909,691	$906,198

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Commission income	$56,137	$25,691	$73,542	$56,744
Property and rental management income	58,904	14,274	110,742	26,737
Revenue	$115,041	$39,965	$184,284	$83,481

Operating expnses:
Commision expense	27,177	11,815	30,417	25,040
Professional fees	8,349	10,830	22,341	21,897
General and Administrative	59,994	80,000	123,732	131,595
Total operating expenses	95,520	102,645	176,490	178,532

Operating income (loss)	19,521	(62,680)	7,794	(95,051)

Other expense
Interest expense	(14,764)	(315)	(29,579)	(465)

Total other expense	(14,764)	(315)	(29,579)	(465)

Net income (loss)	$4,757	$(62,995)	$(21,785)	$(95,516)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,005,450	13,205,450	12,408,669

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2013	11,725,800	$57,302	$96,476	$(194,905)	$(41,127)

Common stock issued on March 31, 2014 for cash
At $0.10 per share	1,196,000	119,600	—	—	119,600

Common stock issued for services valued
At $0.10 per share	83,65	8,365	—	—	8,365

Common stock issued on October 8, 2014 for cash
At $0.15 per share	200,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2014	—	—	—	(139,482)	(139,482)

Balance at December 31, 2014	13,205,450	215,267	96,476	(334,387)	(22,644)

Net loss for the quarter ended June 30, 2015(unaudited)	—	—	—	(21,785)	(21,785)

Balance at June 30, 2015 (unaudited)	13,205,450	$215,267	$96,476	$(356,172)	$(44,429)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,785)	$(95,516)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	13,092	631
Common stock issued for services	—	8,365
Changes in operating assets and liabilities:
Increase in rent receivable	(24,000)	—
Increase in prepaid expense	(445)	(4,972)
Increase in other current assets and other assets	—	(1,050)
Increase in accrued interest	345	465
Increase in accrued liabilities	8,545	1,624
Increase in accounts payable	21,333	1,775
Net cash used in
operating activities	(2,915)	(88,678)

Cash flows from investing activities:
Cash paid for fixed assets	—	(14,925)
Net cash used in
investing activities	—	(14,925)

Cash flows from financing activities:
Proceeds from common stock sales	—	119,600
Proceeds from related party payable	1,500	3,350
Payment of long term debt	(6,445)	—
Net cash provided by (used in)
financing activities	(4,945)	122,950

Net change in cash	(7,860)	19,347

Cash, beginning of period	36,848	14,205

Cash, end of period	$28,988	$33,552

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$8,365

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2014 financial statements and notes thereto included. The results of operations for the period ended June 30, 2015, are not necessarily indicative of the operating results for the year ended December 31, 2015.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2015, the related party payable had a net increase of $1,500.  The balance of the related party payable was $10,193 and $8,693 as of June 30, 2015 and December 31, 2014, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $2,370 at June 30, 2015.  Beginning in 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base salary to be paid to the CEO increased to $6,000 per month.  The balance accrued at June 30, 2015 was $18,612.

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

Fixed assets and related depreciation for the six months ended June 30, 2015 are as follows:

Computer equipment	$5,672
Furniture and fixtures	5,253
Leasehold improvements	4,000
Warehouse units	861,000
Accumulated amortization and depreciation	(21,470)
Total fixed assets	$854,455

Depreciation expense was $11,758 and amortization expense was $1,333 for the six months ended June 30, 2015.

Note 5:  Long-Term Debt
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
1	First and Second year interest rate at 7% with 25 year amortization payment at $5,936.95 per month.
2.	Third and Fourth year at 8% with 25 year amortization payment at $6,277.73 per month.
3.	Fifth year at 9% with 25 year amortization payment at $6,639.64 per month.
4.	Balloon payment of $777,255.49 due at end of the fifth year.
The note to seller is secured by the three warehouse units.
As of June 30, 2015, the balance of the note was $831,477 and the annual maturities of the long-term debt were:
Three months ending June 30,
2016	$13,406
2017	11,705
2018	11,229
2019	795,137

$831,477

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 6:  Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that the fillowing events require disclosure as of the date of issuance.

On May 27, 2015 we filed eviction suits against both our Garfield warehouse tenants. At the hearing before the County Court, the tenant at 4440 Garfield failed to appear and we were awarded possession of 4440 Garfield.

Counsel for the tenant at 4420/4430 Garfield made an appearance before the County Court and counter-claimed for  damages amounting to $16,000. A possession hearing before the District court was set for August 12, 2015.

On July 30, 2015 parties to the litigation executed a Settlement Agreement and Mutual Release, (the "Settlement"), filed as Exhibit 99.1 herewith, which contains numerous provisions fulfilment of  which is expected to result in dismissal of the litigation. Major terms provide:

1.
Tenant will pay Landlord $24,000 as consideration for the Settlement, and landlord will apply such payment to discharge rent due from Tenant for May, June and July. Tenant's check number 1131, dated July, 30, 2015 for $24,000 has been received by landlord and deposited to landlord's checking account.

2.	Tenant will pay landlord $8,000 for August rent before August 3, 2015.
3.
Tenant agrees to continue the lease and lease the remainder of landlord's building, i.e. Tenant agrees to immediately take possession of the additional space known as 4440 Garfield and starting September 1, 2015 pay  landlord additional monthly rent of $4,000 per month. Settlement provides that Landlord and tenant will formalize this agreement by mutually executing an addendum to that present lease in now effect between landlord and tenant for 4420/4430 Garfield.

4.	Various mutual commitments are made and agreed to by tenant and landlord. These include to cooperate and act in good faith to jointly resolve any remaining address issues and disputes regarding the land use regulations of the City and County of Denver. The parties agree to undertake and pay for various property modifications believed by the parties to the litigation to be required by the City and County of Denver with a goal to their mutual efforts to comply with all requirements to obtain a certificate of occupancy for the three units known as 4420/4430/4440 Garfield.

Under terms of the Settlement the attorneys will file a "Joint Motion or Stipulation for Dismissal with Prejudice." Once filed, the litigation is terminated.

Part I. Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Home Treasure Finders, Inc. and Subsidiary (the "Company"), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Our net loss for the six months ended June 30, 2015 was $21,785.

We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage certain rental real estate owned by non-related third parties. The 55 management agreements in connection with the properties we now manage were contributed by our CEO, Corey Wiegand in 2013.  In comparison, our net loss for the three months ended June 30, 2014 was $95,516.

 For the six months ended June 30, 2015 the Company generated a total of $184,284 in revenues, consisting of $73,542 from sales commissions and $110,742 from rental and property management.  During the six months ended June 30, 2014, we generated $56,744 from sales commissions and $26,737 from property management activities.

 During the six months ending June 30, 2015 we incurred operating expenses totaling $176,490. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees. General and administrative expenses increased primarily because of depreciation expense and property taxes on our new warehouse building.  Interest expense also increased as a result of our loan on the warehouse.

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

Liquidity and Capital Resources

At June 30, 2015, we had $28,988 in cash and a working capital deficit of $81,863.  At December 31, 2014 we had $181,863 in cash and a working capital deficit of $53,319.

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

Part 2.    Other Information

Item 1 -  Legal Information.

On July 30, 2015 parties to the litigation executed a Settlement Agreement and Mutual Release, (the "Settlement"), filed as Exhibit 99.1 herewith, which contains numerous provisions fulfilment of  which is expected to result in dismissal of the litigation.

Major terms provide:

1.	Tenant will pay Landlord $24,000 as consideration for the Settlement, and landlord will apply such payment to discharge rent due from Tenant for May, June and July. Tenant's check number 1131, dated July, 30, 2015 for $24,000 has been received by landlord and deposited to landlord's checking account.
2.	Tenant will pay landlord $8,000 for August rent before August 3, 2015.
3.	Tenant agrees to continue the lease and lease the remainder of landlord's building, i.e. Tenant agrees to immediately take possession of the additional space known as 4440 Garfield and starting September 1, 2015 pay landlord additional monthly rent of $4,000 per month. Settlement provides that Landlord and tenant will formalize this agreement by mutually executing an addendum to that present lease in now effect between landlord and tenant for 4420/4430 Garfield.
4.	Various mutual commitments are made and agreed to by tenant and landlord. These include to cooperate and act in good faith to jointly resolve any remaining address issues and disputes regarding the land use regulations of the City and County of Denver. The parties agree to undertake and pay for various property modifications believed by the parties to the litigation to be required by the City and County of Denver with a goal to their mutual efforts to comply with all requirements to obtain a certificate of occupancy for the three units known as 4420/4430/4440 Garfield.
Under terms of the Settlement the attorneys will file a "Joint Motion or Stipulation for Dismissal with Prejudice." Once filed, the litigation is terminated.

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
Since the use of marijuana is illegal under federal law, a compelling argument has been made in the past that banks cannot accept deposit funds from businesses involved with marijuana. We believe that this argument may someday be abandoned, but there is no assurance of this. Recently the State of Colorado has organized Four Corners Credit Union which is intended to serve the banking needs of the Cannabis Industry in Colorado. However, there is no assurance that the environment for banking relationships will continue to progress favorably. In any case, inability to open conventional bank accounts may make it difficult for potential tenants of proposed facilities to operate
Potential Competitors could duplicate the business model of our Subsidiary, HMTF Cannabis Holdings. Inc.
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
In any event, if tenants do not comply with lease terms, and no workable arrangement can be achieved, we may be forced to evict one or more tenants. Unfavorable developments of this nature could contribute to or cause us to fall behind on our obligations to make monthly mortgage payments as such payments become due. While we have carefully vetted both of our tenants, and we have personal guarantees as to payment and performance under lease terms, as of the date of this report, both tenants at our Garfield Street warehouse have fallen behind on rent payments.
On May 27, 2015 we filed eviction suits against both out Garfield warehouse tenants. At the hearing before the County Court, the tenant at 4440 Garfield failed to appear and we were awarded possession of 4440 Garfield.

Counsel for the tenant at 4420/4430 Garfield made an appearance before the County Court and counter-claimed for  damages amounting to $16,000. A possession hearing before the District court was set for August 12, 2015.
On July 30, 2015 parties to the litigation executed a Settlement Agreement and Mutual Release, (the "Settlement"), filed as Exhibit 99.1 herewith, which contains numerous provisions fulfilment of  which is expected to result in dismissal of the litigation. Major terms provide:
1.	Tenant will pay Landlord $24,000 as consideration for the Settlement, and landlord will apply such payment to discharge rent due from Tenant for May, June and July. Tenant's check number 1131, dated July, 30, 2015 for $24,000 has been received by landlord and deposited to landlord's checking account.
2.	Tenant will pay landlord $8,000 for August rent before August 3, 2015.
3.	Tenant agrees to continue the lease and lease the remainder of landlord's building, i.e. Tenant agrees to immediately take possession of the additional space known as 4440 Garfield and starting September 1, 2015 pay landlord additional monthly rent of $4,000 per month. Settlement provides that Landlord and tenant will formalize this agreement by mutually executing an addendum to that present lease in now effect between landlord and tenant for 4420/4430 Garfield.
4.	Various mutual commitments are made and agreed to by tenant and landlord. These include to cooperate and act in good faith to jointly resolve any remaining address issues and disputes regarding the land use regulations of the City and County of Denver. The parties agree to undertake and pay for various property modifications believed by the parties to the litigation to be required by the City and County of Denver with a goal to their mutual efforts to comply with all requirements to obtain a certificate of occupancy for the three units known as 4420/4430/4440 Garfield.
Under terms of the Settlement the attorneys will file a "Joint Motion or Stipulation for Dismissal with Prejudice." Once filed, the litigation is terminated.
No assurance can be given that we will be able to collect all sums due under the two leases in now in effect.
If we pursue an action for eviction, one or more tenants might cause physical damage our real estate and/or fight the action for eviction, and/or refuse to vacate or otherwise undertake to block and/or slow our efforts regain proper possession of our warehouse or  to locate a suitable alternative tenant to re-lease our warehouse.
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

Our tenants have hired a contractor to bring their units under lease at our Garfield Street warehouse up to the Occupancy Permit standards of City and County of Denver. Recently their contactor has phoned management to report that all required work has been completed and the property is ready for final inspection. The contractor further states that the invoices sent to our tenants for the work totaled approximately $200,000, but that only approximately $160,000 has been received in payment from our tenants. The contractor informed us that he has completed all the remodel work ordered by our tenants and that he believes that the standards required for an Occupancy Permit have been met. The contractor has further reported that various of the final invoices for the work he has completed, invoices totaling approximately $40,000, are overdue and that our tenants are refusing to make their final payment.  Under the terms of leases in effect, and further in accordance with the terms of the contractors agreements with our tenants, our tenants are responsible to pay these invoices. In the event that our tenants continue to refuse to make final payments in full, there is a risk that the contractor will elect to file one or more mechanics liens against our real estate. If mechanics liens are filed, this alone will place our tenants in default on their leases. In connection with such default we may have legal cause to evict the tenants and to pursue various additional actions against our tenants. As of the date of this report, we are attempting to resolve these issues but are unable to predict the outcome.

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

Our new subsidiary, HMTF Cannabis Holdings has acquired, improved and leased a Denver warehouse to two licensed third party growers. This was accomplished primarily through an owner-carry purchase arrangement. We may acquire or assist other  to acquire additional properties suitable to the cultivations of cannabis.  We are presently offering restricted shares in a private placement and we are also considering a debt financing. Any debt financing will require payment of interest and may involve offering security interests in our planned properties and issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

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

•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses and/or shortfalls in anticipated rental income at our warehouse property;
•	logistical costs;
•	unpredictable volume and timing of buyer's agent sales;
•	our ability to establish and expand listing agent relationships;
•	the number of buyer agents that we are able to recruit, the ability to book facilities for planned sales training seminars;
•	the timing of new technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in real estate appreciation rates due to changes in economic growth;
•	travel costs and other factors causing the mentor training business to become more difficult; and
•	changes in lending, inspection, appraisal and other factors that result in closing delays or cancellations.

If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If we fail to meet investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

 Existing real estate laws, regulations, land use codes and policies, the rules promulgated by the State of Colorado's Marijuana Enforcement authorities and changes to these regulations and policies may present technical, regulatory and economic barriers to potential buyers and to our tenants at the Company's Garfield Street warehouse.

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

Compliance with real estate law and local regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us

The Company as well as its tenants must comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future real estate laws and regulations we may be required to pay substantial fines, suspend, or cease operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Mine Safety.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

Exhibit Number	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
99.1	Settlement Agreement And Mutual Release
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)           Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 12, 2015	BY:	/s/ Corey Wiegand
Corey Wiegand
President