Form 10-Q
period 2015-09-30
Home Treasure Finders, Inc.
filed 2015-11-16
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2015	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4318 Tennyson Drive, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

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

As of November 13, 2015, 13,205,450 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$21,873	$36,848
Rent receivable	500	-
Prepaid asset	6,536	753

Total current assets	28,909	37,601

Property and equipment, net	848,740	867,547

Other assets:
Security deposits	1,050	1,050

Total assets	$878,699	$906,198

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$10,710	$9,462
Accrued wages	18,612	18,612
Accrued liabilities	72,906	52,128
Accrued interest related party	2,575	2,025
Note payable, current portion	12,542	13,003
Related party note payable	10,193	8,693
Total current liabilities	127,538	103,923

Long term debt	815,661	824,919
Total liabilities	943,199	928,842

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 shares issued and outstanding	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(376,243)	(334,387)
Total shareholder's equity (deficit)	(64,500)	(22,644)

Total liabilities and shareholders' equity (deficit)	$878,699	$906,198

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Commission income	$73,928	$18,220	$147,470	$74,964
Property and rental management income	29,391	11,174	140,134	37,911
Revenue	$103,319	$29,394	$287,604	$112,875

Operating expenses:
Commission expense	41,257	10,227	71,674	35,267
Professional fees	5,419	3,497	27,760	25,394
General and Administrative	61,975	57,961	185,708	189,556
Total operating expenses	108,651	71,685	285,142	250,217

Operating income (loss)	(5,332)	(42,291)	2,462	(137,342)

Other income (expense)
Other income	-	3,047	-	3,047
Interest expense	(14,738)	(50)	(44,318)	(515)

Total other income (expense)	(14,738)	2,997)	(44,318)	2,532)

Income (loss) before taxes	(20,070)	(39,294)	(41,856)	(134,810)

Income tax expense	—	—	—	—

Net income (loss)	$(20,070)	$(39,294)	$(41,856)	$(134,810)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00

Basic and diluted weighted average
common shares outstanding	13,205,450	13,005,450	13,205,450	12,583,587

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2013	11,725,800	$57,302	$96,476	$(194,905)	$(41,127)

Common stock issued on March 31, 2014 for cash
At $0.10 per share	1,196,000	119,600	—	—	119,600

Common stock issued for services valued
At $0.10 per share	83,650	8,365	—	—	8,365

Common stock issued on October 8, 2014 for cash
At $0.15 per share	200,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2014	—	—	—	(139,482)	(139,482)

Balance at December 31, 2014	13,205,450	215,267	96,476	(334,387)	(22,644)

Net loss for the nine months ended September 30, 2015(unaudited)	—	—	—	(41,856)	(41,856)

Balance at June 30, 2015 (unaudited)	13,205,450	$215,267	$96,476	$(376,243)	$(64,500)

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(41,856)	$(134,810)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	19,638	1,958
Common stock issued for services	-	8,365
Changes in operating assets and liabilities:
Increase in rent receivable	(500)	-
Increase in prepaid expense	(5,783)	(1,561)
Increase in other current assets and other assets	-	(1,050)
Increase in accrued salary	-	3,999
Increase in accrued interest related party	550	515
Increase in accrued liabilities	20,778	7,083
Increase in accounts payable	1,248	2,477
Net cash used in
operating activities	(5,925)	(113,024)

Cash flows from investing activities:
Cash paid for fixed assets	(831)	(864,925)
Net cash used in investing activities	(831)	(864,925)

Cash flows from financing activities:
Proceeds from common stock sales	-	119,600
Proceeds from long term debt	-	840,000
Proceeds from related party payable	1,500	10,350
Payment of related party payable	-	(500)
Payment of long term debt	(9,719)	-
Net cash provided by (used in)
financing activities	(8,219)	969,450

Net change in cash	(14,975)	(8,499)

Cash, beginning of period	36,848	14,205

Cash, end of period	$21,873	$5,706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$8,365

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2014 financial statements and notes thereto included. The results of operations for the period ended September 30, 2015, are not necessarily indicative of the operating results for the year ended December 31, 2015.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2015, the related party payable had a net increase of $1,500.  The balance of the related party payable was $10,193 and $8,693 as of September 30, 2015 and December 31, 2014, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $2,575 at September 30, 2015.  Beginning in 2013, the Company began accruing salary of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base salary to be paid to the CEO increased to $6,000 per month.  The balance accrued at September 30, 2015 was $18,612.

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

Fixed assets and related depreciation for the nine months ended September 30, 2015 are as follows:

Computer equipment	$5,672
Furniture and fixtures	6,084
Leasehold improvements	4,000
Warehouse units	861,000
Accumulated amortization and depreciation	(28,016)
Total fixed assets	$848,740

Depreciation expense was $17,638 and amortization expense was $2,000 for the nine months ended September 30, 2015.

Note 5:  Debt
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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 5:  Debt (continued)

As of September 30, 2015, the balance of the note was $828,203 and the annual maturities of the long-term debt were:

Nine months ending September 30,
2016	$12,542
2017	10,914
2018	11,455
2019	9,057
2020	784,235

$828,203

Note 6:  Commitments and Contingencies
On May 27, 2015 we filed eviction suits against both out Garfield warehouse tenants. At the hearing before the County Court, the tenant at 4440 Garfield failed to appear and we were awarded possession of 4440 Garfield.
Counsel for the tenant at 4420/4430 Garfield made an appearance before the County Court and counter-claimed for damages amounting to $16,000. A possession hearing before the District court was originally set for August 12, 2015.   However, on July 30, 2015 parties to the litigation executed a Settlement Agreement and Mutual Release. Major terms provided:
1.	Tenant paid Landlord $24,000 as consideration for the Settlement, and landlord applied such payment to discharge rent due from Tenant for May, June and July. Landlord also reinstated the security deposit of $12,000 which had been previously used to cover the late rent.
2.	Tenant timely paid landlord $8,000 for August rent.
3.	Tenant agreed to continue the lease and lease the remainder of landlord's building, i.e. Tenant agreed to immediately take possession of the additional space known as 4440 Garfield and starting September 1, 2015 began paying landlord additional monthly rent of $4,000 per month. Settlement provided that Landlord and tenant will formalize this agreement by mutually executing an addendum to that present lease now in effect between landlord and tenant for 4420/4430 Garfield.
4.	Various mutual commitments were made and agreed to by tenant and landlord. These included cooperating and acting in good faith to jointly resolve any remaining address issues and disputes regarding the land use regulations of the City and County of Denver. The parties agreed to undertake and pay for various property modifications believed by the parties to the litigation to be required by the City and County of Denver with a goal to their mutual efforts to comply with all requirements to obtain a certificate of occupancy for the three units known as 4420/2230/4440 Garfield.
Under terms of the Settlement the attorneys filed a "Joint Motion or Stipulation for Dismissal with Prejudice." Once filed, the litigation was terminated.

Note 7:  Subsequent Events

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

Our net loss for the nine months ended September 30, 2015 was $41,856.

We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 60 rental real estate owned by non-related third parties. In comparison our net loss for the nine months ended September 30, 2014 was $134,810.

For the nine months ended September 30, 2015 the Company generated a total of $287,604 in revenues, consisting of $147,470 from sales commissions and $140,134 from rental and property management.  During the nine months ended September 30, 2014, we generated $74,964 from sales commissions and $37,961 from property management activities.  The large increase in property management revenue resulted from rental income derived from its acquired property and the increase in sales revenue resulted from the hiring and training of two new agents.

During the nine months ending September 30, 2015 we incurred operating expenses totaling $285,142. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees. General and administrative expenses increased primarily because of depreciation expense and property taxes on our new warehouse building.  Interest expense also increased as a result of our loan on the warehouse.

During the nine months ending September 30, 2014 we incurred operating expenses totaling $250,217. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees. General and administrative expenses increased because we recruited and began training additional agents and initiated operations at our cannabis holdings subsidiary.  Expenses also increased as a result of forming and running the subsidiary HMTF Productions, LLC and also the signing of a lease for office space and costs involved in setting up the office.

Liquidity and Capital Resources

At September 30, 2015, we had $21,873 in cash and a working capital deficit of $86,087. At December 31, 2014 we had $36,848 in cash and a working capital deficit of $53,319.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are ineffective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

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

It is essential that we grow our business, achieve significant profits and maintain adequate cash flow all in order to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred; we could become delinquent in our reporting obligations and face the delisting of our shares.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 16, 2015	BY:	/s/ Corey Wiegand
Corey Wiegand
President