Form 10-K
period 2015-12-31
Home Treasure Finders, Inc.
filed 2016-03-30
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2015

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

State issuer’s revenues for the most recent fiscal year:  $390,741.

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

The aggregate market value of the voting stock held by non-affiliates 3,305,450 shares of no par value Common Stock was $99,163 as of  June 30, 2015. The stock price for computational purposes was $0.03 per share, based upon the fact that the final trade for the Registrant's Common Shares on the OTCQB on June 30, 2015 was at $0.03.  per share. The value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

 The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, March 30, 2016 was: 13,205,450 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

We are a licensed and diversified, Colorado based real estate brokerage. We presently generate revenue from three sources:

1.	Rental revenue from our "Cannabis Zoned" warehouse property.
2.	Commission revenue from the sale of third party owned real property.
3.	Management revenue from real property managed for third party owners.

To activate our business we borrowed money from our President, Corey Wiegand, completed several private placements as well as a management led IPO. Our shares are quoted on the OTCQB under the symbol "HMTF."

Company History

We organized under the laws of the State of Colorado on July 28, 2008.

History of Operations.  In March of 2010, we began providing real estate agents with buyer leads and thereby obtaining referral commissions from subsequent sales. Colorado law provides that we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted our founder, Corey Wiegand an "Employing Broker" license which satisfies regulatory requirements. As of December 31, 2015, and the date of this report, commission revenue from real estate transactions form a significant part of our total revenue.

During 2013 we expanded our real estate activities to include property management and as of December 31, 2015 and the date of this report, property management operations  continue to generate net revenue

On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc., The purpose of our subsidiary is to acquire and generate income from real property suited to the legal cultivation of marijuana.

On September 15, 2014 we closed the purchase of our first property zoned for cannabis cultivation.  Our Denver warehouse building is comprised of three units.  The purchase was accomplished with a 1% down payment with the balance carried by the seller. On November 5 and December 1, 2014 we leased space within the building to several unrelated licensed growers. One grower completed construction work on his two units and subsequently we amended his lease to include the third unit which had been abandoned by the original lessee. The City of Denver has issued our tenant an occupancy permit providing for legal marijuana cultivation at all three units which comprise the entire building.  Our tenant paid for improvements to bring the building into compliance with Building Codes of the City of Denver and rules promulgated by Colorado State Marijuana Enforcement Division.  As of December 31, 2015 and the date of this report, revenue generated from this property is a significant portion of our total revenue. Further information regarding our cannabis warehouse venture and related financial performance and projections may be found in the MD&A section of this report.

As of December 31, 2015 and the date of this report, we are seeking to acquire additional cannabis zoned properties. We continue to generate commission revenue by listing and selling real property. We also generate commissions on sales of property where we serve as 'buyer agent." We continue to expand the list of properties from which we generate management revenue.

We have recently entered discussions to expand operations by acquiring other real estate companies.

The address of our primary web site is  www.hometreasurefinders.com.  Additional web sites include:

www.HMTFrealty.com
www.HMTFmanagement.com
www.HMTFcannabisHoldings.com

 Principal Services and their Markets

Home Treasure Finders is a diversified, full service licensed real estate brokerage. We are client driven. We train our Licensed Real Estate Agents to assist their clients to understand and successfully compete in our three specialties:

1. Real Estate Sales. Our mission is to help clients buy and sell properties under favorable terms. We train our Licensed Real Estate Agents to obtain listings which we market aggressively. We assist home buyers to locate and close the purchase of their "dream home". Our Licensed Real Estate Agents also advise clients seeking high returns from  real estate investment. We locate and help our clients acquire suitable income property. We generate a commission on completed transactions.

2. Property Management. We collect rents in person each month from tenants living in the properties we manage.  Our monthly management fees are deducted from rent. We pay the resulting net rent to property owners each month. We inspect each property monthly. We help owners arrange for routine maintenance and repairs as needed.

3. Commercial Real Estate for Cannabis.  After completing due diligence to verify the legality of  numerous activities in which we might participate, we have actively and aggressively invested  our own funds to enter Colorado's unique and fast growing cannabis industry.

We presently own one cannabis warehouse in Denver Colorado and lease space within that project to licensed cannabis growers. To date, this project has been successful in generating net revenue for our own account. For additional information see pages 6 and 23 of this report

To generate revenue we begin by purchasing  industrial zoned  real estate where we believe state and local law now permits, or  in the future  may permit,  the legal cultivation of cannabis. We may own  properties for our own investment account and as such are solely at financial risk in connection with our investments. We may invest our funds or alternately arrange to have tenants, at their expense improve and/or remodel properties to suit their needs.  In the event we utilize funds loaned to us by third party groups, they may in some circumstances share certain risks.

We do not grow, distribute or sell cannabis  We have no present plan to engage in such activities or obtain a license to do so, now, or in the future. However, we are presently the landlord to licensed tenant entities who do directly engage in the cultivation, distribution and sale of cannabis. Accordingly, we exercise appropriate and reasonable care to screen our tenants and verify that our tenants maintain proper licenses and operate in compliance with the state and local rules.

We are uniquely positioned and experienced to assist clients and investor groups seeking to enter the cannabis industry and  may expand operations into other locations.

Marketing of our Services

Each of our three divisions has a unique marketing plan developed by our founder and CEO, Corey Wiegand.

1.  Real Estate Sales. As an aid to listing and selling properties we insist that all our Licensed Real Estate Agents attend 12 two hour training seminars, weekly sales meetings, and participate in on the job mentoring as personally taught by Corey Wiegand. We train our agents to prospect for listings, obtain listing contracts, and convert the IVR ("integrated voice response") phone leads into "buy-side" contracts. The IVR leads are generated by our signs placed in front of listed properties. Our IVR system is fully functional.  It incorporates call capture technology through which we provide our Licensed Real Estate Agents with real time access to leads.

Our sign riders are attached  to normal real estate "for sale" signs located in front of a listed property. Our rider displays a 1-800-number and promises to provide listing specific information by a recorded message. As the caller listens to the property description, the caller's phone number is captured and sent via e-mail and text message to a Home Treasure Finders buyer agent. Our business plan provides that our buyer agent will endeavoor to immediately call back the potential buyer and begin a dialog designed to convert the "cold lead" to a signed offer to purchase a property.

When our buyer agent closes the related sale, Home Treasure Finders may be paid a portion of the total commission. This occurs on any sale involving the potential buyer who was introduced to the buyer agent by Home Treasure Finders and closing within one year of the original lead date. This feature of our business plan enables us to generate revenue even if the buyer eventually decides to purchase a property other than the one displaying our IVR sign

We may also provide videos for our listed properties featuring proprietary high definition "QuadCopter" military drone aerial video technology as seen at www.hmtfrealty.com/get-more .  Click on the embedded YouTube video on this page for a sample.

2.  Property Management.  Home Treasure Finders, Inc. also operates a division that provides tenant finder leasing services, comprehensive property management services, financial, reporting and maintenance services to Denver area landowners and investors. Our services are unique because we collect rent in person each month and offer monthly property condition reports. We help busy owners keep their property fully leased and in top condition.

Commercial Real Estate for Cannabis. HMTF Cannabis Holdings, Inc. is an aggressive commercial real estate investor, acquisition, rehabilitation, and leasing firm.  We operate in the most rapidly expanding segment of the Colorado commercial real estate market.

We are Licensed Real Estate Agents.  As such, we may enjoy strong strategic and operational advantages.  We save our clients time and money through our personal contacts and our experience gained in making and operating zoned investments for our own account.

We can rapidly do specialized web based searches to locate zoned property.  We can assist clients to negotiate favorable financing and leasing arrangements for cannabis zoned land, warehouses and other target properties.
We are client driven and market primarily by word of mouth. Much prime real estate that is usable for cannabis cultivation under state and local rulemaking is within a short drive from our office.
We can assist with acquisition of free-standing buildings, land parcels and green houses.  We may assist client investment groups to build and retro-fit properties to meet the specific needs of qualified tenants and the rules promulgated by the State of Colorado Marijuana Enforcement Division.

We specialize in analysis of property cash flow. We prepare projections using our knowledge of comparable properties and various other techniques. We encourage clients to focus on acquiring prime properties under terms that make investment success most likely.

Competition

There are many real estate companies, however, management is aware of none that maintain operations to service all three of the diverse market segments in which we specialize.

Each of our divisions faces significant competition.

1.  Real Estate Sales.  The Denver Area Real Estate market is appreciating and there is a high level of competition with other brokerage firms.  We distinguish ourselves by providing a high level of training and mentoring to our brokers, and by providing IVR property signs plus aerial fly by video marketing and virtual tours, rather than still photos. Our strategic partnership with Visionary Aircraft Corporation allows our agents to receive a discounted rate for all listing video footage. Our 12 week training and mentoring program outlines a proven system for agents to succeed in establishing themselves as area specialists by actively prospecting door-to-door for new listings. We believe our competition does not provide effective training to convert leads to sales.

2.  Property Management.  The Denver Metro population grew by more than 3% in 2013 and since then has continued to accelerate.  As a result there is a shortage of affordable low cost residential rentals.  As of December 31, 2015 and the date of this report, all sixty-nine of the residential units we manage are fully occupied.  We distinguish ourselves from the competition by offering video advertising of each rental if it becomes vacant. We arrange showings seven days per week.  We tailor our management services to meet the unique needs of each of our clients.

3.  Commercial Real Estate for Cannabis. We are an active participant in Colorado's fast growing cannabis industry. We have successfully acquired a vacant warehouse zoned for cannabis cultivation for our own account with a $10,000 down payment. Subsequently we leased the warehouse to licensed growers and we enjoy a positive cash flow from tenant rents.

Our leases now in place amount to a 7.4% capitalization rate and an annual cash return of $67,664 on an investment of approximately $27,000 for a 249% Cash on Cash return annually.

Further, we are licensed commercial Licensed Real Estate Agents and as such we enjoy strong operational advantages and honed skills to rapidly locate favorable cannabis zoning, find vacant property and help clients negotiate favorable financing  or leasing arrangements at target properties.

We market primarily by word of mouth because much of the prime real estate that is usable for cannabis cultivation under state and local rulemaking is within a short drive from our office.  We have few true competitors who bring our diverse skill, experience, work ethic and enthusiasm to the bargaining table.

Home Treasure Finders now provides both leads and specialized training at no cost to buyer agents. Our Licensed Real Estate Agents are requested to sign our agreement to split gross commissions.

Intellectual Property

The sales training material developed by Corey Wiegand are considered "trade secrets," and are believed eligible for copyright protection.  As of the date of this report no copyright has been filed.

We have entered Colorado's fastest growing industry, cannabis. We have developed a data base of cannabis regulation issues for our internal use. Where feasible we employ that data to assist our clients, potential tenants and investors.  Our data base includes zoning and Cannabis use rules we believe to be currently in effect.  It  is updated by interviews with state, county and municipal officials on an as needed basis.

Governmental Regulation

During November of 2000 Colorado voters approved Amendment 20 to amend the State Constitution to provide for legalized use and possession of medical marijuana.

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana growers, patients and dispensaries.

During November 2012 Colorado voters approved Amendment 64 to the State Constitution to legalize the use, possession and sale of retail marijuana. Amendment 64 also provides for the Colorado General Assembly to enact an excise tax on wholesale marijuana sales, adopt further rules to govern cultivation, processing, retail sale and finally to give cities and counties the ability to locally opt out of retail marijuana.

The following links may be of use to understand the details of Colorado Laws.

http://new.livestream.com/accounts/4105485/CAR031314
http://www.colorado.gov/cs/Satellite/Rev-MMJ/CBON/1251581331216

Maintaining all licenses deemed necessary by governmental jurisdictions is expensive and time consuming. and could delay operations.  An unfavorable outcome in connection with future government regulations, licensing and other risks is possible, however we are aware of no compliance problems as of December 31, 2015 and the date of this report.

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

OUR FACILITIES

We conduct general administration, real estate sales and property management from our leased office location in Denver Colorado.

Our office is located at 4318 Tennyson Street, Denver CO 80212. This is a preferred storefront shopping location in the up and coming Highlands / Berkeley Neighborhood. We enjoy good visibility and walk-by exposure.

Our warehouse is located at 4430 Garfield Street, Denver CO 80216, in an industrial neighborhood zoned for cannabis cultivation.  Numerous warehouses utilized for cannabis cultivation are located in this industrial district of Denver.

SEASONALITY

Our business is materially affected by seasonal factors, including but not limited to:

1.	Changes in residential real estate inventory
2.	Changes in buyer demand caused by the economy, holidays, Fall "back to school" or other special events
3.	Unusual or severe weather
4.	The seasonal nature of major construction projects in Colorado

EMPLOYEES

As of the date of this report we have one full time employee, Corey Wiegand. Mr. Wiegand is our founder and CEO.  He is assisted by agents, licensed Licensed Real Estate Agents and professional consultants on an as needed basis.

RISK FACTORS

This investment has a high degree of risk.  Before you invest you should carefully consider the risks and uncertainties described below.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

A footnote to our Auditor's report states that there is substantial doubt that we will be able to continue as a going concern.

We have had substantial losses since inception and as of December 31, 2015 and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a  positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven.  In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

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

As of January 31, 2015 and the date of this report, 21 states and  the District of Columbia allow their citizens to use medical marijuana. Additionally, voters in the states of Colorado, Washington, Oregon , Alaska and the District of Columbia have approved  ballot  measures to legalize cannabis for "recreational" adult use.

During November of 2000 Colorado voters approved Amendment 20 to amend the State Constitution to provide for legalized use, possession and sale of medical marijuana.

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

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana patients and dispensaries. The Obama administration has effectively stated that it is not an efficient use of resources to prosecute those lawfully abiding by state designed laws allowing the use and distribution of marijuana. However, there is no guarantee that the administration will not change its stated policy regarding low-priority enforcement of laws. Additionally, any administration that follows could change this policy and decide to enforce the federal laws. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Further, while we do not grow, harvest, distribute or sell cannabis, by leasing facilities to growers of cannabis, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and expose us to potential criminal liability, with additional risk that our properties could be subject to civil forfeiture proceedings.

Marijuana remains illegal under Federal Law

Marijuana is a schedule-1 controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with the cannabis properties portion of our business plan.

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

It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry.  We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, we believe medical marijuana likely has adversely impacted the consumer market for the proposed "marijuana pill" which may sold by the mainstream pharmaceutical industry.  Legalization of marijuana could displace other drugs or encroach upon the pharmaceutical industry's products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.   Inroads, if any, that the pharmaceutical industry makes toward halting the cannabis industry could have a detrimental impact on our proposed business.

Tenants of our Company owned Denver warehouse facility, and of any additional facilities of a similar nature which we may acquire in the future, may have difficulty accessing the services of banks which may make it difficult for them to operate.

Since the use of marijuana is illegal under federal law, a compelling argument has been made in the past that banks cannot accept deposit funds from businesses involved with marijuana. We believe that this argument may someday be abandoned, but there is no assurance of this. Recently the State of Colorado has made efforts to organize Four Corners Credit Union which is intended to serve the banking needs of the Cannabis Industry in Colorado.  However, as of the date of this report this facility has not opened for business. There is no assurance that the environment for banking relationships will continue to progress favorably. In any case, inability to open conventional bank accounts may make it difficult for potential tenants of proposed facilities to operate.

Potential Competitors could duplicate the business model of our Subsidiary, HMTF Cannabis Holdings. Inc.

While our subsidiary has acquired, improved and leased properties suitable to legal cultivation of cannabis, there is no aspect of our business model which is protected by patents, copyrights, trademarks or trade names. As a result, potential competitors will likely duplicate our business model.

A significant portion of our monthly cash flow derives from rental revenue which may prove uncollectable.

We carefully vett prospective tenants, and we obtain their personal guarantees as to payment and performance under the lease terms.

In the event the cultivation business of one or more grower tenants fails, or for any reason our tenant fails to pay rent in a timely fashion and we do not receive the rent payments as such payments become due under lease terms, thereafter, if satisfactory payment arrangements as acceptable to us are not made, we may be forced to evict.

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

In any event, if tenants do not comply with lease terms, and no workable arrangement can be achieved, we may be forced to evict one or more tenants. This has occurred in the past and could occur again. Unfavorable developments of this nature could contribute to or cause us to fall behind on our obligations to make monthly mortgage payments as such payments become due.

During the past year we have experienced disagreements with our warehouse tenants.  One tenant abandoned his unit and was evicted. The other tenant ultimately amended his lease to include the abandoned space but only after considerable argument over various lease terms had been settled.  As of the date of this report, a single tenant is leasing our entire Garfield Street warehouse and that tenant has been current on lease payments for the past eight months.  As of December 31, 2015 and the date of this report, we know of no further unresolved issues with our present tenant.  However, unfavorable developments as experienced in the past could repeat and could cause us to fall behind on our building mortgage payments.

If we pursue an action for eviction, one or more tenants might cause physical damage to our real estate and/or fight an action for eviction, and/or refuse to vacate or otherwise undertake to block and/or slow our efforts to regain proper possession of our warehouse or to locate a suitable alternative tenant to re-lease our warehouse.

We believe that we have acted legally and in good faith with respect to our tenants. We further believe that our real estate is adequately insured. We plan to defend our property and related contractual rights to the fullest extent of the law.  In the past we were assisted by counsel and with such assistance we acted to negotiate a suitable remedy to these various disputes.  There is no present way to predict the final outcome of these issues.

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

The former tenant of our Garfield Street warehouse, evicted for failure to pay rent, has since intiated litigation in the nornal course of business activities claiming damages allegedly suffered prior to eviction.  In connection with this matter, we believe that pending legal defense will be successful, that any and all future legal services, as required will be performed on our behalf by an attorney made available under our title insurance policy and that the entire cost of such defense will be paid by the company that issued our title insurance policy.

We have a limited operating history.

Our ability to achieve consistent cash flow and profitability depends upon the continued service of Corey Wiegand. Mr. Wiegand is our primary source of commission revenue and our CEO and only management level executive.

During 2013 our revenues accelerated and we are no longer considered a development stage company. Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through licensed Licensed Real Estate Agents acting as listing agents and buyer agents rather than primarily through commissions earned by our founder.

To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we are training additional buyer agents.

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

We have activated our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, we have four active licensed Licensed Real Estate Agents and we are training an additional two agents. All our trainees are either presently licensed or enrolled in courses operated by third party realtor schools. All of our trainees pay their own expenses for the classes. We offer  newly hired Licensed Real Estate Agents a bonus plan which awards shares of our common stock which vest over a one year period assuming  productivity goals are achieved by each agent as expressed in the Broker Relationship Agreement signed by each new hire.

We may not be able to generate predictable and continuous revenue in the future. Further, there is no assurance that we will ever grow operations outside the Denver Metro area.  While we own a cannabis qualified warehouse and lease it to licensed growers who are presently current on rent payments, the cash flow generated is from  a new untested industry which is unique to Colorado and just a few other states and subject to rapid change.  Cash flow that our warehouse presently generates may become erratic or cease.

We may incur significant operating losses in the future, due to the expansion of our operations or other factors. There is no assurance that we can expand under terms that permit profitable operations over the long term. Failure to generate sufficient revenue to pay expenses as they come due may make us unable to continue as a going concern and result in the failure of our company and the complete loss of any money invested to purchase our shares.

We may be unable to manage our growth or implement our expansion strategy.

Several years ago Mr. Wiegand contributed his property management entity known as CW Properties and we have taken over operations.  We currently manage sixty-nine rental units and as of December 31, 2015 and the date of this report they generate net revenue from management fees.  In the future we may undertake additional activities in property management as well as those in connection with our ongoing business plan or we may elect to sell the property management business.

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

It is essential that we grow our business, achieve significant profits and maintain adequate cash flow in order to pay the cost of remaining public.  If we fail to pay public company costs, as such costs are incurred; we could become delinquent in our reporting obligations and face the delisting of our shares.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

A limited private placement of restricted shares of our common stock was completed several years ago. Cash generated was used to acquire cannabis zoned real property, finance our new office space and provide working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

Our subsidiary, HMTF Cannabis Holdings has acquired, improved and leased a Denver warehouse to a licensed third party grower. Our project is showing positive cash flow, however this was accomplished primarily through an owner-carry purchase arrangement and funds invested by the tenant to improve the property.
To acquire additional properties suitable to the cultivations of cannabis may require sale of additional restricted shares in a private placement. Alternately, a debt financing could be utilized; however any debt financing will require payment of interest and may involve offering security interests in our planned properties and possibly issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

While we have been able to acquire a warehouse in Denver Colorado with 99% owner finance, future acquisitions may require financial resources well in excess of our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our cannabis business and related operations.

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under "Management." Loss of the services of Corey Wiegand would have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion of our activities, could have a materially adverse effect on our future financial performance.  Inability to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by our current officer and director.

Corey Wiegand, our sole director, who is our sole executive officer, beneficially owns approximately 50.7% of our outstanding shares of Common Stock. Mr. Wiegand consequently controls the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses and/or shortfalls in anticipated rental income at our warehouse property;
•	logistical costs;
•	unpredictable volume and timing of buyer's agent sales;
•	our ability to establish and expand listing agent relationships;
•	the number of buyer agents that we are able to recruit;
•	the timing of new technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in real estate appreciation rates due to changes in economic growth;
•	travel costs and other factors causing the mentor training business to become more difficult; and
•	changes in lending, inspection, appraisal and other factors that result in closing delays or cancellations.

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

The market for homes and other real estate is influenced by U.S. federal, state and local government regulations and policies concerning the real estate industry, as well as policies promulgated by local real estate boards. These regulations and policies often relate to realtor compensation, and pricing. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Investment in the real estate could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for various types of real property and  for our services. For example, loss of favorable tax treatment, certain government buyer incentive programs, and or government subsidized or backed loan programs may result in loss of sales which would likely harm our financial performance.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

Today, we believe consumer confidence is slowly recovering. However buyers are finding it very difficult to qualify for loans and the interest charged on mortgages is rising.   In the past federal, state and local government bodies in many states have provided incentives in the form of rebates, tax credits and other incentives to buyers that are willing to purchase real estate. For example, an eight thousand dollar first time home buyer tax credit was offered and thereafter the credit offering expired.  Future government economic incentives, if any, could be reduced or eliminated altogether. Such home buyer incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of governmental incentives could result in decreased demand for our services.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our business which could decrease demand for our services and harm our business.

We anticipate that a portion of our future revenues will be derived from commissions in connection with the sale of single family residences to individual homebuyers. In deciding whether to purchase or to rent, prospective customers may evaluate their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely effect a homeowner's projected return on investment, which could have a material adverse effect on our business and results of operations.

Problems with service quality or individual buyer agent performance may include agent error, agent negligence or problems within the mentoring services we plan to provide. The result would likely be fewer customers, reduced revenue, unexpected expenses and loss of market share.

We are significantly reliant on the abilities and skills of Corey Wiegand and other agents and assistants that act on our behalf.  In the past, various clients who received services from our company or who lease our Garfield Street warehouse have filed complaints that allege poor performance, fraud or in some way challenge our performance.  While we believe that these allegations are without merit and we vigorously defend the legality and appropriateness of our past actions, we may fall victim to regulatory actions or court rulings in connection with alleged agent errors, omissions or other issues.

The Realtors we plan to recruit may not deliver consistent and professional mentor and "buyer agent" services and thus our business plan may not gain market acceptance, which would prevent us from achieving sales and market share

The development of a successful market for our mentor services and lead generation techniques  may be adversely affected by a number of factors:

●	failure to compete favorably against other services and techniques on the basis of cost, quality and performance;

●
 failure to  compete favorably against conventional sales agents and realtors and alternative lead-generation technologies, such as text and e-mail spamming on the basis of cost, quality and performance.

If the services and techniques we offer fail to gain market acceptance, we will be unable to achieve significant sales and market share.

The real estate industry is rapidly evolving and highly competitive. A variety of competing lead generation technologies are in use or under development now that could result in lower buyer agent costs or higher conversion rates than those lead generation technologies selected by us. These development efforts may render obsolete the lead generation services we have to offer.

Existing telephone and web advertising regulations and changes to such regulations may present regulatory and economic barriers to our real estate lead generation activities.

Lead generation activity is heavily influenced by federal, state and local government regulations and policies concerning the tech based marketing industry, as well as internal policies and regulations promulgated by "national do not call lists." These regulations and policies often relate to public privacy. In the United States these regulations and policies are being modified and may continue to be modified. We anticipate that our lead generation channels and activity will be subject to oversight and regulation in accordance with national and local ordinances relating to privacy protection, and related matters.  Any new government regulations or utility policies pertaining to our lead generation services may result in significant additional expenses to us and as a result, could cause a significant reduction in sales referrals and related commission revenue.

If our mentoring services are not suitable for widespread adoption, or a sufficient demand for trained buyer agents or leads does not develop, or takes longer to develop than we anticipate, we would be unable to achieve sales.

The market for residential real estate is rapidly evolving and its future is uncertain. If real estate proves unsuitable for widespread ownership or if demand for our mentoring services fails to develop sufficiently, we would be unable to achieve sales and market share. Many factors will influence our revenues:

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

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, marketing and other resources than we do. Our competitors' greater size in some cases provides them with competitive advantages with respect to marketing costs due to their ability to allocate fixed costs across a greater volume of marketing channels and purchase signs and services at lower prices. They also have far greater name recognition, an established network of past customers. In addition, many of our competitors have well-established relationships with current and potential home sellers. As a result, our competitors will be able to devote greater resources to prospecting, relationship development, and promotion and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

A substantial number of our issued shares are, or are being made available for sale on the open market. The resale of these securities might adversely affect our stock price.

The sale of a substantial number of shares of our common stock, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise obtain.

Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

There is presently a limited trading market for our shares.  This is a recent development.  An investment in our shares may be or become totally illiquid and any investor purchasing our shares may be unable to resell their shares.  There can be no assurance that market interest in our shares will develop or continue.  Therefore, investors who purchase our shares could lose their entire investment.

Even if significant trading activity involving our shares continues, the volume of trading may be small and on some days the volume may be zero. Our share price will likely be volatile and will likely fall rapidly should an investor attempt to liquidate a significant number of shares.  These conditions are likely to persist and could prevent resale of our shares on desirable terms.

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

The offering price of the common stock we sold under our prospectus, and more recently as a private placement of restricted shares of our common stock to raise working capital, was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company's shares are issued to purchase other assets or to raise additional working capital.

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

There is presently a very limited market for our common stock.  Failure to maintain a trading market could negatively effect the value of our shares and make it difficult or impossible for you to sell your shares.

As of the date of this report, our common stock has been assigned a trading symbol, "HMTF." Our common shares are quoted on the OTCBB and OTCQB. While trading activity in our shares has recently accelerated, there can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Failure to maintain an active trading market could negatively effect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in our shares. The market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, and as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Investors will find additional information on day-to-day trading activity of our common shares, updated in real time and including level two market information on the web site maintained by OTC Markets.  The web address is:  www.otcmarkets.com.  The trading symbol of our common shares is "HMTF."

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

ITEM 2. DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

We own a 5,600 square foot warehouse located at 4430 Garfield Street, Denver, CO 80216.  The facility is leased to licensed growers for cannabis cultivation.

We currently maintain administrative and real estate operations in office space of approximately 700 square feet located at 4318 Tennyson Street, Denver, CO 80212 at a monthly rent of $1,150.

We see no present need for additional office space. We are evaluating opportunities to acquire additional properties zoned for cannabis cultivation.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us other than litigation, in the normal course of business, regarding a former tenant who was evicted for failure to pay rent. The former tenant has claimed damages allegedly suffered prior to eviction. In connection with this matter, we believe that pending legal defense will be successful, that any and all future legal services, as required will be performed on our behalf by an attorney made available under our title insurance policy and that the entire cost of such defense will be paid by the company that issued our title insurance policy.

ITEM 4.  MINE SAFETY DISCLOSURE

 Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2015 and the date of this report our shares are quoted on the OTCBB/OTCQB under the symbol HMTF. In the future, should we meet stringent qualifications and pay the required fee,  we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity have been unpredictable and highly volatile. Closing prices have ranged from $0.03 to $5.34. The closing price on June 30, 2015 was $0.03.

The following table contains data from OTC Markets, Inc. and summarizes our past share price:

	High	Low
Fiscal Year ended December 31, 2015
First quarter	.20	.07
Second quarter	.24	.05
Third quarter	.15	.08
Fourth quarter	.14	.03

Fiscal Year ended December 31, 2014
First quarter	5.34	.10
Second quarter	2.09	.24
Third quarter	.49	.15
Fourth quarter	.45	.05

SHAREHOLDERS

As of the date of this report, there were approximately 56 direct holders of our common stock certificates as shown on the list maintained by our transfer agent. Additional shareholders have recently purchased their shares on the OTCBB,  hold shares in street name and are not included in the tally maintained by our transfer agent.

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

ITEM 6. SELECTED FINANCIAL DATA- NOT APPLICABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Home Treasure Finders, Inc. (the "Company"), which are included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  We cannot guarantee that we will be successful in our mainstream real estate business and furthermore we have recently entered a new and untested industry in Colorado. We are subject to risks inherent in a small company, including limited capital resources, delays and cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Home Treasure Finders, Inc. was formed on July 28, 2008. The founder, sole director and officer of our company is Corey Wiegand.

Our web site is a key aspect of our business. As of the date of this report, our site is 80% functional. You may view the site at www.hometreasurefinders.com

Our website to supports three divisions:

1.	Real estate listing and sales
2.	Property Management
3.	Commercial Real Estate for legal cannabis cultivation

Real Estate listing and sales. The best-selling author of several widely acclaimed science books, Machio Kaku speaks to the role of "Buyer's Agents" in his newly released "Physics of the Future; How science will shape human destiny and our daily lives by the year 2100".

"For example, in the future, you will be able to buy a house on the Internet via your watch or contact lens. But no one is going to buy a house this way, since this is one of the most important financial transactions you will perform in your life. For important purchases like a home, you will want to talk to a human who can tell you where the good schools are, where crime rate is low, how the sewer system works, etc. For this, you want to talk to a skilled agent who adds value."

We believe that Machio's book offers credible insight into our business. Machio makes predictions based upon his background as a scientist and his familiarity with changes brought on by new technology, that is future changes in our society to be expected from devices now available or in the late stage of development. We believe that this particular quote is relevant to our business plan because Machio states in the quote that the home buyers (100 years in the future) will still want to talk with a local human sales professional, not just enter a purchase agreement over the internet, because of the need to be correctly informed about local issues. Machio believes this can only be done by a local buyer agent. Contact with a human, Machio believes is so important because an investment in a home is likely the largest investment decision made by the average person, and because many of the considerations faced by the buyer are local in nature. Advice concerning those decisions needs to be experienced, informed and locally based to be helpful. We believe we can train our buyer agents to perform locally much better than an internet based advisor. Thus, in Machio's view, the role of buyer agents in the economy of the future is secure and will always be timely. We conclude that two of our three business activities, number one and number three, as discussed above, are unlikely to become outdated, which confirms to us, the longevity and wisdom of our business plan.

The Market for Real Estate Investment Mentoring

We believe that the present market for lead generation and mentor services is sporadic, highly fragmented and we do not know of any commercial oversight group that has established any structure or standards. Our understanding of this market is incomplete and based solely on our limited observations, discussions with homeowners, realtors, lenders, homebuyers and home sellers and a very limited number of individuals engaged in real estate lead generation and mentoring services. Further, we have not conducted any studies or surveys or by other means tried to quantify or predict the volume or quality of competing real estate lead generation or mentor services that may have come on the market to date, or that in the future, may become available.

Present third party listing agents/buyer agents/referrals

As of December 31, 2015 and the date of this report, the majority of listings and resulting sale commissions were generated by our officer and founder, Corey Wiegand.  Commissions generated by recently hired licensed Licensed Real Estate Agents are increasing.

Mr. Wiegand is also routinely and actively assisted by various unlicensed professionals who are compensated by the Company on an hourly basis.  In the event that Mr. Wiegand closes a sale which generates a commission and which results from a referral from another licensed real estate broker,  a "referral commission" or "commission split" may be due and payable to the referring broker at closing.

As previously stated, we believe our business and the role within it for trained and licensed buyer's agents will always be timely. As our business grows we plan to aggressively hire licensed listing agents and buyer agents. Our goal for 2016 is to recruit a Licensed Real Estate Agents who resides in, lists and sells property in each and every Denver zip code.

Integrated Voice Response, Call Capture System, Signs and Website

We may place our IVR SIGN in the yards of the homes on which we have a signed listing.  We may, in the future, place similar IVR signs at additional properties as such placements are authorized by listing contract.  Our IVR signs may direct calls from potential buyers to our database, and to the mobile phone of our founder or an assigned buyer agent.

Each time a home buyer sees a FOR SALE sign and the Home Treasure Finder's IVR sign in front of it, the prospective buyer may choose to:

1.	Call the listing agent directly by calling the number, if any, displayed on the larger FOR SALE sign and/or;

2.	Call the 1-800 number displayed on our smaller IVR sign.

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

In either case, our IVR system seamlessly transfers the lead to Mr. Wiegand or a designated Licensed Real Estate Agents buyer agent

As of the date of this report we are negotiating a supplier agreement to purchase additional signs. We believe additional signs can be purchased from a variety of sources without difficulty.  Our new sign inventory will be stored indoors at our business address, and as of the date of this report, we are planning to deploy our new signs on specific properties, as appropriate.

Our future supply of listing agents and buyer's agents

A key element of the Home Treasure Finders business plan is to recruit and train both listing agents and buyer's agents. By marketing to new agents in online job forums, and placing small classified ads on sites like Craiglist.com, we have recruited and hired agents who would like to have access to more prospects.

From conversations with other real estate professionals, we believe that established lead marketing companies sell their lead generation services to agents for a monthly fee. We further believe that our competition is not licensed, and thus cannot be paid a real estate commission. We believe our competition does not provide training to convert leads to sales.

Home Treasure Finders may provide leads and training at no cost to those buyer agents who sign our agreement to split gross commission.

We have used the services of a part time consultant to locate and screen prospective agents. The consultant is compensated for each licensed Licensed Real Estate Agents we hire. To date, this approach has been only modestly successful.  We have a 2016 goal of hiring one Licensed Real Estate Agents for each Denver Zip code. To achieve our goal we may retain a qualified "head hunter" who will be compensated at market rate.

PLAN OF OPERATIONS AND PROJECTIONS

During 2015 and 2014 our cash flow has been generally sufficient to sustain operations when supplemented by occasional loans from management and the immediate family of management.

We have no present arrangement for financing and we cannot predict if or when funds will become available to us. When we need cash we may find that our management is unable to loan us adequate additional money. Management has made no commitment for additional finance to our business.  In the future, management is under no obligation to provide cash to our business. Even if management elects to provide cash, there could be significant dilution to other investors and the cash provided may still prove insufficient to prevent insolvency and failure of our business.  Our sales performance may grow slowly until we establish adequate listing agent relationships and recruit and train enough listing and buyer agents.  Consequently, we may fail for lack of cash and any investment into our Company may prove a total loss.

Our Potential for Growth.

We have fully commenced real estate sales and property management operations and generated significant revenues. We are no longer considered a Development Stage Company.

During 2015 we generated $192,415 in commission revenue and $198,326 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

During 2014 we generated $122,549 in commission revenue and $66,841 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

Our operating expenses include significant legal, consulting, accounting services.  As a consequence, our net losses for the years December 31, 2015 and 2014 total $10,476 and $139,482, respectively.

Financial Projection for Garfield Street Warehouse under presently performing leases:

Rent	$144,000	Note 1
Less Interest	(58,243)	Note 2
Less Insurance	(1,893)	Note 3
Less Taxes	(8,287)	Note 4
Less Depreciation	(21,153)	Note 5
Income	$45,776	Note 6

Notes
1.	Lease at 4430 is $12,000/ month. We anticipate rental revenue during 2016 will total $144,000.
2.	Interest for 2015 computed from loan amortization table. Assumes $836,870 starting principle balance.
3.	Insurance. Policy purchased on 1/3/2015. Annual premium of $1,893 paid in full.
4.	Property Tax is $8,287 based upon 2013 mil levy.
5.	Depreciation is based upon 39 year straight line applied to combined value of building $803,100 plus architect and engineer documents valued at $11,000.
6.	Income per GAAP
We continue to evaluate the acquisition of additional cannabis zoned properties.

 Results of Operations

See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through loans from our founder, cash raised in our completed IPO and Private Placements.  Additionally, we have benefited from the property management company known as CW Properties contributed by Corey Wiegand, our founder, officer and director.

As of December 31, 2015, we had $45,210 in cash, and a working capital deficit of $65,622.

The following table sets forth our statements of operations data for the year ended December 31, 2015 and 2014.

Summary Statement of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenues, net	$390,741	$189,390
Gross profit (loss)	390,741	189,390
Selling, general and administrative expenses	227,463	244,510
Commission expense	82,111	47,351
Professional fees	32,594	29,485
Total operating expenses	342,168	321,346
Profit (loss) from operations	48,573	(131,956)
Other Income (expense)	(59,049)	(7,526)
Loss from operations before income taxes	(10,476)	(139,482)
Income tax provision	-	-
Net loss	$(10,476)	$(139,482)

Revenues

For the year ended December 31, 2015 we have generated $390,741 in revenues.  Revenue consisted of $192,415 in commission income and $198,326 in management fees and rent.

Total Operating Expenses

Our net loss decreased by $129,006 or 92% to $10,476 from $139,482 for the year ended December 31, 2015 compared with the prior year ended December 31, 2014. This was primarily attributed the net effect of the following factors:

1.
General and administrative expenses decreased by $17,047, or 7%, to $227,463 for the year ended December 31, 2015 from $244,510 for the prior year ended December 31, 2014. General and administrative expenses were fairly consistent with the prior year.

2.
Commission expense increased by $34,760 or 73% to $82,111 for the year ended December 31, 2015 from $47,351 for the prior year ended December 31, 2014.  This is attributable to increased sales commissions received.

3.
Revenue increased by $201,351 for the year ended December 31, 2015 from $189,390 for the year ended December 31, 2014. Revenues increased in commission income and management fees and rent.   The majority of the increase was due to rental income received on our Denver warehouse.

Liquidity and Capital Resources

Our Initial Public Offering of our common stock was declared effective by the Securities and Exchange Commission on January 26, 2012. As of the date of this report, proceeds of our IPO representing the Minimum Offering of $30,000 have been released from the escrow account and utilized to support our business plan.

During 2014 we raised cash in two private placements of our common stock totaling $149,600. We applied this cash to expenses incurred to lease and remodel our Tennyson Street office, acquire our Garfield Street Warehouse and for working capital.

At December 31, 2015, we had $45,210 in cash. The cash held in our checking account is usable by the Company. The cash held in our savings account, representing segregated tenant deposits, is not usable.

At year end our working capital deficit was $65,622.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 21 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
Home Treasure Finders, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Haynie & Company
 Salt Lake City, Utah
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Home Treasure Finders, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Treasure Finders, Inc. and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2015

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

Assets

Current Assets:
Cash	$45,210	$36,848
Rent receivable	500	-
Prepaid expenses	706	753
Total current assets	46,416	37,601

Property and equipment, net	843,106	867,547

Other assets:
Security deposits	1,050	1,050

Total assets	$890,572	$906,198

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$-	$9,462
Accrued wages	18,612	18,612
Accrued liabilities	68,187	52,128
Accrued interest - related party	2,781	2,025
Note payable, current portion	13,265	13,003
Related party note payable	9,193	8,693
Total current liabilities	112,038	103,923

Long term debt	811,654	824,919
Total liabilities	923,692	928,842

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(344,863)	(334,387)
Total shareholders' equity (deficit)	(33,120)	(22,644)

Total liabilities and shareholders' equity (deficit)	$890,572	$906,198

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2015	2014

Commission income	$192,415	$122,549
Property and rental management income	198,326	66,841
Revenue	390,741	189,390

Operating expenses:
Commission expense	82,111	47,351
Professional fees	32,594	29,485
General and administrative	227,463	244,510
Total operating expenses	342,168	321,346

Operating profit (loss)	48,573	(131,956)

Other Income (expense)
Other income	-	3,047
Interest expense	(59,049)	(10,573)

Total other income	(59,049)	(7,526)

Loss before income taxes	(10,476)	(139,482)

Income tax expense	-	-

Net loss	$(10,476)	$(139,482)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	13,205,450	12,735,947

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2014	11,725,800	$57,302	$96,476	$(194,905)	$(41,127)

Common stock issued on March 31, 2014 for cash
At $0.10 per share	1,196,000	119,600	—	—	119,600

Common stock issued for services valued
At $0.10 per share	83,650	8,365	—	—	8,365

Common stock issued on October 8, 2014 for cash
At $0.15 per share	200,000	30,000	—	—	30,000

Net loss for the year ended December 31, 2014	—	—	—	(139,482)	(139,482)

Balance at December 31, 2014	13,205,450	215,267	96,476	(334,387)	(22,644)

Net loss for the year ended December 31, 2015	—	—	—	(10,476)	(10,476)

Balance at December 31, 2015	13,205,450	$215,267	$96,476	$(344,863)	$(33,120)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014
Cash flows (to) from operating activities:
Net loss	$(10,476)	$(139,482)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	26,025	8,378
Common stock issued for services	-	8,365
Changes in operating assets and liabilities:
(Increase) in rent receivable	(500)	-
(Increase) decrease in prepaid expense and other asset	47	(1,803)
Increase (decrease) in accounts payable	(9,462)	3,151
Increase (decrease) in accrued salary	-	4,000
Increase (decrease) in accrued liabilities	16,059	23,908
Increase (decrease) in accrued interest	756	779
Net cash provided by (used in)
operating activities	22,449	(92,704)

Cash flows used in investing activities:
Cash paid for fixed assets	(1,584)	(875,925)
Cash flows used in investing activities:	(1,584)	(875,925)

Cash flows used in financing activities:
Proceeds from common stock sales	-	149,600
Proceeds from long term debt	-	840,000
Payment of long term debt	(13,003)	(2,078)
Proceeds from related party payable	1,500	11,250
Payment of related party payable	(1,000)	(7,500)
Net cash provided by (used in)
financing activities	(12,503)	991,272

Net change in cash	8,362	22,643

Cash, beginning of year	36,848	14,205

Cash, end of year	$45,210	$36,848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$58,293	$9,794

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$122,100	$62,600
Accrued expense	25,900	10,100
Deferred tax liabilities:
Depreciation	(5,400)	(1,500)

Valuation allowance	(142,600)	(71,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book income	$(2,100)	$(27,400)
Depreciation	100	-
Accrued expenses	(1,200)	2,400
Stock for services	-	1,600
Valuation allowance	3,200	(23,400)
	$-	-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $313,000 that may be offset against future taxable income as long as the "continuity of ownership" test is met.  No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2015 and 2014 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

The computation of loss per common share is based on the weighted average number of shares outstanding for the years ended December 31, 2015 and 2014 as follows:

	For the Year Ended December 31,
	2015	2014

Net loss (numerator)	$(10,476)	$(139,482)
Shares (denominator)	13,205,450	13,205,450
Net loss per share	$(0.00)	$(0.01)

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
December 31, 2015 and 2014

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

Fixed assets and related depreciation for the year ended December 31, 2015 are as follows:

Computer equipment	$5,672
Furniture and fixtures	6,837
Leasehold improvements	4,000
Warehouse units	861,000
Accumulated amortization and depreciation	(34,403)
Total fixed assets	$843,106

Depreciation expense was $23,581 and amortization expense was $2,444 for the year ended December 31, 2015.

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

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 3 – LONG-TERM DEBT (continued)

As of December 31, 2015, the balance of the note was $824,919 and the annual maturities of the long-term debt were:

Year Ending December 31,
2016	$13,265
2017	10,790
2018	11,090
2019	789,774

$824,919

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the related party payable had a net increase of $500.  The balance of the related party payable was $9,193 and $8,693 as of December 31, 2015 and 2014, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $2,781 and $2,025 at December 31, 2015 and 2014, respectively.  Beginning in 2013, the Company began accruing compensation of $5,500 per month to the CEO for his services.  Effective April 14, 2014, the base compensation to be paid to the CEO increased to $6,000 per month.  The balance accrued at December 31, 2015 and 2014 was $18,612.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office space under a non-cancelable lease agreement accounted for as an operating lease.  We are leasing this facility for $13,800 for the term of the lease which ends on May 31, 2016.  At that time we shall have the option of extending the lease term.

Rent expense was $13,300 and $11,825 for the years ended December 31, 2015, and 2014, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2016	$5,750
Thereafter	-
$5,750

NOTE 7 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has not yet generated sufficient net income.  This factor, among others, indicates that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight of financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2015, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended December 31, 2015, that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would serve as a consultant to assist management in improvements in our disclosure controls and procedures and in our internal control over financial reporting.  We anticipate that the consultant will help to oversee our financial reporting and tracking documentation of all transactions.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	36	President, Chief Executive Officer, Chief Financial Officer and Sole Director
_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, age 36, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a real estate investor, Colorado licensed Employing Broker, and is certified to work with property management, short sales and bank owned properties.

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

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2015 and 2014 and the period from inception until December 31, 2015 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

There were no executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.  Beginning January 2012 we agreed to pay Mr. Wiegand a salary of $2,500 per month plus an additional over-ride of 15% based on sales. However, during much of 2012, we experienced a cash shortage and were unable to pay salary to Mr. Wiegand as it became due.  Effective April 1, 2013 we increased Mr. Wiegand's salary to $5,500 per month. Subsequently, we increased that amount by $500 per month and as of December 31, 2015 we are paying Mr. Weigand $6,000 per month.  As of December 31, 2015 Mr. Wiegand is owed accrued salary totaling $18,612.  As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation and may, from time to time, increase or otherwise change  Mr. Wiegand's compensation package.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2015, 2014, 2013 and 2012. Mr. Wiegand received no compensation prior. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2015 2014 2013 2012	91,242 70,000 74,738 11,699	— — — —	— — — —	— — — —	— — — —	— — — —	— — — —	91,242 70,000 74,738 11,699

For the years ended 2015, 2014 and 2013, services valued at $0, $0, and $0 respectively, were contributed by our officers and director.

As of December 31, 2015 Mr. Wiegand is owed accrued salary totaling $18,612. As of the date of this report, we have not executed a written agreement with Mr. Wiegand in connection with executive compensation.   We plan to pay Mr. Wiegand accrued back salary.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executives for the years ended December 31, 2013, 2014, 2015 and as of the date of this report.

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

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership

Common Stock	Corey Wiegand	6,700,000	50.7%

Common Stock	Bristlecone Associates, LLC 16200 West County Road 18E Loveland, CO 80537	3,000,000	22.7%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,000	50.7%

Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 4318 Tennyson Street, Denver, CO 80212 .

Applicable percentage ownership is based on  13,205,450 shares of common stock outstanding as of December 31, 2015 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

During the year ended December 31, 2015, Corey Wiegand deposited $1,500 in the Company's bank account to cover expenses.  $1,000 was paid back to him.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2015, we incurred approximately $27,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2015.

During the fiscal year ended December 31, 2014, we incurred approximately $22,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $300 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

HOME TREASURE FINDERS (Registrant)

DATE: March 30, 2016	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer