Form 10-Q
period 2016-03-31
Home Treasure Finders, Inc.
filed 2016-05-16
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2016	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4318 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

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

As of May 12, 2016, there were 13,205,450 shares of our common stock, no par value outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Current Assets:
Cash	$47,832	$45,210
Rent receivable	3,580	500
Prepaid expenses	8,473	706
Total current assets	59,885	46,416

Property and equipment, net	838,110	843,106

Other assets:
Security deposits	1,050	1,050

Total assets	$899,045	$890,572

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$19,689	$-
Accrued wages	18,612	18,612
Accrued liabilities	64,120	68,187
Accrued interest – related party	2,952	2,781
Note payable, current portion	12,488	13,265
Related party note payable	-	9,193
Total current liabilities	117,861	112,038

Long term debt, net of current portion	809,037	811,654
Total liabilities	926,898	923,692

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(339,596)	(344,863)
Total shareholder's equity (deficit)	(27,853)	(33,120)

Total liabilities and shareholders' equity (deficit)	$899,045	$890,572

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Commission income	$48,026	$17,405
Rental and property and rental management income	56,905	51,839
Revenues	$104,931	$69,244

Operating expenses:
Commission expense	4,803	3,241
Professional fees	16,279	13,992
General and Administrative	63,998	63,737
Total operating expenses	85,080	80,970

Operating income (loss)	19,851	(11,726)

Other expense
Interest expense	(14,584)	(14,816)

Total other expense	(14,584)	(14,816)

Income (loss) before taxes	5,267	(26,542)

Income tax expense	—	—

Net income (loss)	$5,267	$(26,542)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,267	$(26,542)
Adjustments to reconcile net income (loss) to net cash
(used) by operating activities:
Depreciation and amortization expense	5,936	6,546
Changes in operating assets and liabilities:
Increase in prepaid expense	(7,767)	(1,169)
Increase in accrued interest	171	171
Increase (decrease) in accrued liabilities	(7,147)	5,288
Increase (decrease) in accounts payable	19,689	10,282
Net cash provided by (used in) operating activities	16,149	(5,424)

Cash flows from investing activities:
Purchase of fixed assets	(940)	—
Net cash used by investing activities	(940)	—

Cash flows from financing activities:
Proceeds from related party payable	—	1,500
Payment of related party payable	(9,193)	—
Payment of long term debt	(3,394)	(3,227)
Net cash provided by (used in) financing activities	(12,587)	(1,727)

Net change in cash	2,622	(7,151)

Cash, beginning of period	45,210	36,848

Cash, end of period	$47,832	$29,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$14,416	$—

NON CASH FINANCING ACTIVITIES:
None

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been  consolidated or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 2015 financial statements and notes thereto included. The results of operations for the period ended March 31, 2016, are not necessarily indicative of the operating results for the year ended December 31, 2016.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, since inception the Company has incurred losses in all quarters except the quarters ended March 31, 2013 and September 30, 2013 and it has a limited operating history.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3:  Related Party Transaction

During the three months ended March 31, 2016, the related party payable had a net decrease of $9,193.  The balance of the related party payable was $0 and $9,193 as of March 31, 2016 and December 31, 2015, respectively.  This payable was due on demand and had an interest rate of 8%.  Accrued interest on this payable was $2,952 at March 31, 2016.  Interest expense for the three months ended March 31, 2016 and 2015 was $171 and $171, respectively.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 4:  Property and Equipment

The Company's capital assets consist of warehouse units, computer equipment, office furniture and office leasehold improvements.  Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the asset, ranging from 18 months to 39 years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed assets and related depreciation for the three months ended March 31, 2016 are as follows:

	March 31, 2016	December 31, 2015
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	6,837
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(40,339)	(34,403)
Total fixed assets	$838,110	$843,106

Depreciation and ammortization expense was $5,936 and $6,546  for the three months ended March 31, 2016 and 2015, respectively.

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of March 31, 2016, the balance of the note was $821,525. The annual maturities of the long-term debt were:

Year Ending December 31,
2016	$9,871
2017	10,790
2018	11,090
2019	789,774

$821,525

Note 6:  Subsequent Events

Effective April 1, 2016 the Company approved a new employment arrangement for the CEO, which is full time employment at a monthly salary of $10,000 plus a 10% commision on total sales.

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

Our net income for the three months ended March 31, 2016 was $5,267.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 60 rental real estate owned by non-related third parties. In comparison our  net loss for the three months ended March 31, 2015 was $26,542.

For the three months ended March 31, 2016 the Company generated a total of $104,931 in revenues, consisting of $48,026 from sales commissions and $56,905 from rental and property management.  During the three months ended March 31, 2015 we generated a total of $69,244 in revenues, consisting of $17,405 from sales commissions and $51,839 from rental and property management.

During the three months ending March 31, 2016 we incurred operating expenses totaling $85,080. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended March 31, 2015 we incurred a total of $80,970 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to increase in audit and legal fees and increase in property management expenses and other administrative expenses.

Liquidity and Capital Resources

At March 31, 2016, we had $47,832 in cash and working capital deficit of $57,976.  At December 31, 2015 we had $45,210 in cash and a working capital deficit of $65,622.

The business plan of our subsidiary, HMTF Cannabis Holdings, Inc. is capital intensive and requires that we raise significant additional capital to acquire and improve real estate. We are negotiating with various sources for an equity infusion to match our long term capital needs.

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

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -  Defaults Upon Senior Securities.

None.

Item 4 -  Submission of Matters to a Vote of Security Holders.

None.

Item 5 -  Other Information.

None.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 16, 2016	BY:	/s/ Corey Wiegand
Corey Wiegand
President