Form 10-Q
period 2016-06-30
Home Treasure Finders, Inc.
filed 2016-08-15
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2016	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4318 Tennyson Street, Denver, Colorado	80221
(Address of principal executive offices)	(Zip code)

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

As of August 15, 2016,  registrant had outstanding 13,205,450 shares of common stock, no par value.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current Assets:
Cash	$49,402	$45,210
Rent receivable	500	500
Prepaid expenses	5,445	706
Total current assets	55,347	46,416

Property and equipment, net	832,175	843,106

Other assets:
Security deposits	1,050	1,050

Total assets	$888,572	$890,572

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$19,277	$-
Accrued wages	18,612	18,612
Accrued liabilities	72,617	68,187
Accrued interest – related party	2,965	2,781
Note payable, current portion	11,704	13,265
Related party note payable	1,258	9,193
Total current liabilities	126,433	112,038

Long term debt, net of current portion	806,367	811,654
Total liabilities	932,800	923,692

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(355,971)	(344,863)
Total shareholders' equity (deficit)	(44,228)	(33,120)

Total liabilities and shareholders' equity (deficit)	$888,572	$890,572

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Commission income	$72,492	$56,137	$120,518	$73,542
Rental and property and rental management income	60,025	58,904	116,930	110,742
Revenue	$132,517	$115,041	$237,448	$184,284

Operating expnses:
Commision expense	42,919	27,177	47,722	30,417
Professional fees	9,939	8,349	26,218	22,341
General and administrative	81,668	59,994	145,665	123,732
Total operating expenses	134,526	95,520	219,605	176,490

Operating (loss) income	(2,009)	19,521	17,843	7,794

Other expense
Interest expense	(14,367)	(14,764)	(28,951)	(29,579)

Total other expense	(14,367)	(14,764)	(28,951)	(29,579)

Net income (loss) income	$(16,376)	$4,757	$(11,108)	$(21,785)

Basic and diluted (loss) income per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450	13,205,450	13,205,450

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,108)	$(21,785)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	11,871	13,092
Changes in operating assets and liabilities:
Increase in rent receivable	—	(24,000)
Increase in prepaid expense	(4,739)	(445)
Increase in accrued interest - related party	184	345
Increase in accrued liabilities	4,430	8,545
Increase in accounts payable	19,277	21,333
Net cash provided by (used in)
operating activities	19,915	(2,915)

Cash flows from investing activities:
Purchase of fixed assets	(940)	—
Net cash used in
investing activities	(940)	—

Cash flows from financing activities:
Proceeds from related party payable	1,258	1,500
Payment of related party payable	(9,193)	-
Payment of long term debt	(6,848)	(6,445)
Net cash provided by (used in)
financing activities	(14,783)	(4,945)

Net change in cash	4,192	(7,860)

Cash, beginning of period	45,210	36,848

Cash, end of period	$49,402	$28,988

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$28,767	$29,235

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2015 financial statements and notes thereto included. The results of operations for the period ended June 30, 2016, are not necessarily indicative of the operating results for the year ended December 31, 2016.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2016, the related party payable had a net decrease of $7,935.  During the three months ended June 30, 2016 the related party payable increased by $1,258.  The balance of the related party payable was $1,258 and $9,193 as of June 30, 2016 and December 31, 2015, respectively.    This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $2,965 and $2,370 at June 30, 2016 and 2015, respectively.  Interest expense for the six months ended June 30, 2016 and 2015 was $184 and $345, respectively.  Interest expense for the three months ended June 30, 2016 and 2015 was $13 and $174, respectively.

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

Fixed assets and related depreciation are as follows:

	June 30, 2016	December 31, 2015
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	6,837
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(46,274)	(34,403)
Total fixed assets	$832,175	$843,106

Depreciation and amortization expense was $11,871 and $13,092 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015 depreciation and amortization expense was $5,935 and $6,546, respectively.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

The note to seller is secured by the three warehouse units.

As of June 30, 2016, the balance of the note was $818,071 and the annual maturities of the long-term debt were:

Year Ending December 31,
2016	$6,417
2017	10,790
2018	11,090
2019	789,774

$818,071

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

Our net loss for the six months ended June 30, 2016 was $11,108.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 60 rental real estate owned by non-related third parties. In comparison our net loss for the six months ended June 30, 2015 was $21,785.

For the six months ended June 30, 2016 the Company generated a total of $237,448 in revenues, consisting of $120,518 from sales commissions and $116,931 from rental and property management.  During the six months ended June 30, 2015 we generated a total of $184,284 in revenues, consisting of $73,542 from sales commissions and $110,742 from rental and property management.

During the six months ending June 30, 2016 we incurred operating expenses totaling $219,605. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the six months ended June 30, 2015 we incurred a total of $176,490 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to increase in audit and legal fees and increase in property management expenses and other administrative expenses.

Our net loss for the three months ended June 30, 2016 was $16,376.  For the three months ended June 30, 2015 we had net income of $4,757.   For the three months ended June 30, 2016 the Company generated a total of $132,517 in revenues, consisting of $72,492 from sales commissions and $60,025 from rental and property management.  During the three months ended June 30, 2015 we generated a total of $115,041 in revenues, consisting of $56,137 from sales commissions and $58,904 from rental and property management.

During the three months ending June 30, 2016 we incurred operating expenses totaling $134,526. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended June 30, 2015 we incurred a total of $95,520 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to increase in commissions paid and increase in property management expenses and other administrative expenses.

Liquidity and Capital Resources

At June 30, 2016, we had $49,402 in cash and working capital deficit of $71,086.  At December 31, 2015 we had $45,210 in cash and a working capital deficit of $65,622.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 15, 2016	BY:	/s/ Corey Wiegand
Corey Wiegand
President