Form 10-Q
period 2016-09-30
Home Treasure Finders, Inc.
filed 2016-11-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2016	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4316 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

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

As of November 14, 2016, 13,205,450 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current Assets:
Cash	$45,827	$45,210
Rent receivable	500	500
Prepaid expenses	2,729	706
Total current assets	49,056	46,416

Property and equipment, net	826,172	843,106

Other assets:
Security deposits	1,050	1,050

Total assets	$876,278	$890,572

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$16,900	$-
Accrued wages	18,612	18,612
Accrued liabilities	70,915	68,187
Accrued interest – related party	3,090	2,781
Note payable, current portion	10,913	13,265
Related party note payable	3,145	9,193
Total current liabilities	123,575	112,038

Long term debt, net of current portion	803,643	811,654
Total liabilities	927,218	923,692

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(362,683)	(344,863)
Total shareholder's equity (deficit)	(50,940)	(33,120)

Total liabilities and shareholders' equity (deficit)	$876,278	$890,572

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Commission income	$44,535	$73,928	$165,053	$147,470
Property and rental management income	59,726	29,391	176,657	140,134
Revenue	$104,261	$103,319	$341,710	$287,604

Operating expenses:
Commission expense	4,448	41,257	52,170	71,674
Professional fees	7,713	5,419	33,931	27,760
General and Administrative	84,393	61,975	230,060	185,708
Total operating expenses	96,554	108,651	316,161	285,142

Operating income (loss)	7,707	(5,332)	25,549	2,462

Other income (expense)
Other income	-	-	-	-
Interest expense	(14,418)	(14,738)	(43,369)	(44,318)

Total other income (expense)	(14,418)	(14,738)	(43,369)	(44,318)

Income (loss) before taxes	(6,711)	(20,070)	(17,820)	(41,856)

Income tax expense	—	—	—	—

Net income (loss)	$(6,711)	$(20,070)	$(17,820)	$(41,856)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450	13,205,450	13,205,450

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(17,820)	$(41,856)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	17,874	19,638
Changes in operating assets and liabilities:
Increase in rent receivable	-	(500)
Increase in prepaid expense	(2,023)	(5,783)
Increase in accrued interest related party	309	550
Increase in accrued liabilities	2,728	20,778
Increase in accounts payable	16,900	1,248
Net cash provided by (used in)
operating activities	17,968	(5,925)

Cash flows from investing activities:
Cash paid for fixed assets	(940)	(831)
Net cash used in investing activities	(940)	(831)

Cash flows from financing activities:
Proceeds from related party payable	3,145	1,500
Payment of related party payable	(9,193)	-
Payment of long term debt	(10,363)	(9,719)
Net cash provided by (used in)
financing activities	(16,411)	(8,219)

Net change in cash	617	(14,975)

Cash, beginning of period	45,210	36,848

Cash, end of period	$45,827	$21,873

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$32,591	$—

NON CASH FINANCING ACTIVITIES:
None	—	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2015 financial statements and notes thereto included. The results of operations for the period ended September 30, 2016, are not necessarily indicative of the operating results for the year ended December 31, 2016.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2016, the related party payable had a net decrease of $6,048.  During the three months ended September 30, 2016 the related party payable increased $1,887.  The balance of the related party payable was $3,145 and $9,193 as of September 30, 2016 and December 31, 2015, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $3,090 and $2,781 at September 30, 2016 and December 31, 2015, respectively.  Interest expense for the nine months ended September 30, 2016 and 2015 was $309 and $505, respectively.  Interest expense on this liability for the three months ended September 30, 2016 and 2015 was $125 and $205, respectively.

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

Fixed assets and related depreciation are as follows:

	September 30, 2016	December 31, 2015
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	6,837
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(52,277)	(34,403)
Total fixed assets	$826,172	$843,106

Depreciation expense was $17,874 and $17,638 for the nine months ended September 30, 2016 and 2015, respectively.  Amortization expense was $0 and $2,000 for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation expense was $6,003 and $5,879 for the three months ended September 30, 2016 and 2015, respectively.  Amortization expense was $0 and $667 for the three months ended September 30, 2016 and 2015, respectively.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 5:  Debt (continued)
The note to seller is secured by the three warehouse units.

As of September 30, 2016, the balance of the note was $814,556 and the annual maturities of the long-term debt were:

Year Ending December 31,
2016	$2,902
2017	10,790
2018	11,090
2019	789,774

$814,556

Note 6:  Subsequent Events

On October 25, 2016, the Company entered into a new lease for office space.  The space is next door to the Company's current location in a larger space.  We are leasing this facility at a monthly payment of $1,400 for the term of the lease which ends on March 31, 2018.

The Company has evaluated all other subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

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

Our net loss for the nine months ended September 30, 2016 was $17,820.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 65 rental real estate owned by non-related third parties. In comparison our net loss for the nine months ended September 30, 2015 was $41,856.

For the nine months ended September 30, 2016 the Company generated a total of $341,710 in revenues, consisting of $165,053 from sales commissions and $176,656 from rental and property management.  During the nine months ended September 30, 2015 we generated a total of $287,604 in revenues, consisting of $147,470 from sales commissions and $140,134 from rental and property management.

During the nine months ending September 30, 2016 we incurred operating expenses totaling $316,161. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses, property management expenses and professional fees.  During the nine months ended September 30, 2015 we incurred a total of $285,142 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to increase in audit and legal fees and increase in property management expenses and other administrative expenses.

 Our net loss for the three months ended September 30, 2016 and 2015 was $6,711 and $20,070, respectively.  For the three months ended September 30, 2016 the Company generated a total of $104,261 in revenues, consisting of $44,535 from sales commissions and $59,726 from rental and property management.  During the three months ended September 30, 2015 we generated a total of $103,319 in revenues, consisting of $73,928 from sales commissions and $29,391 from rental and property management.

During the three months ending September 30, 2016 we incurred operating expenses totaling $96,554. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses, property management expenses and professional fees.  During the three months ended September 30, 2015 we incurred a total of $108,651 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The decrease in expenses over prior year was primarily related to a decrease in commissions being paid out.

Liquidity and Capital Resources

At September 30, 2016, we had $45,827 in cash and working capital deficit of $74,519.  At December 31, 2015 we had $45,210 in cash and a working capital deficit of $65,622.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 14, 2016	BY:	/s/ Corey Wiegand
Corey Wiegand
President