Form 10-K
period 2016-12-31
Home Treasure Finders, Inc.
filed 2017-03-31
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2016

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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State issuer's revenues for the most recent fiscal year:  $452,059.

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

The aggregate market value of the voting stock held by non-affiliates 3,305,450 shares of no par value Common Stock was $89,247 as of  June 30, 2016. The stock price for computational purposes was $0.027 per share, based upon the fact that the final trade for the Registrant's Common Shares on the OTCQB on June 30, 2016 was at $0.027.  per share. The value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

 The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, March 30, 2016 was: 13,205,450 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

We are a licensed and diversified, Colorado based real estate brokerage, property investor and landlord.. We presently generate revenue from three sources:

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

History of Operations.  In March of 2010, we began providing real estate agents with buyer leads and thereby obtaining referral commissions from subsequent sales. Colorado law provides that we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted our founder, Corey Wiegand an "Employing Broker" license which satisfies regulatory requirements. As of December 31, 2016, and the date of this report, commission revenue from real estate transactions form a significant part of our total revenue.

During 2013 we expanded our real estate activities to include property management and as of December 31, 2016 and the date of this report, we manage 96 rental units and generate net revenue from monthly management fees.

On March 3,  2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc. The purpose of our subsidiary is to acquire and generate income from real property suited to the legal cultivation of marijuana.

On September 15,  2014 we closed the purchase of our first property zoned for legal cannabis cultivation.  Our Denver warehouse building is comprised of three units.  As of December 31, 2016 and the date of this report, revenue generated from this commercial property represents a significant portion of our total revenue.

We purchased our warehouse with a 1% down payment with the balance carried by the seller. On November 5 and December 1, 2014 we leased space within the building to several unrelated licensed growers. One grower completed construction work on his two units and subsequently we amended his lease to include the third unit which had been abandoned by the original lessee. The City of Denver has issued our tenant an occupancy permit providing for legal marijuana cultivation at all three units which comprise the entire building.  Our tenant paid for improvements to bring the building into compliance with Building Codes of the City of Denver and rules promulgated by Colorado State Marijuana Enforcement Division. Further information regarding our cannabis warehouse venture and related financial performance and projections may be found on page 6 of this report and also in the MD&A section of this report.

As of December 31, 2016 and the date of this report, we are seeking to lease or acquire additional properties zoned for cannabis cultivation. We are also considering purchase or lease of properties which we believe may be converted to "Cannabis clubs" where the public may one day legally consume cannabis under legislation and rules promulgated by the State of Colorado as well as various cities.  For example, during November 2016 Denver voters passed Initiative 300. In connection with Initiative 300, Denver City Council will shortly finalize various rules under which clubs, bars or other similar entities open to the public may permit public consumption of cannabis on site. We believe this demonstrates that the laws of Colorado will continue to evolve rapidly in response to demand from Colorado residents who reside in rental units which often prohibit marijuana use on site. We believe there is also growing demand from out of state tourists who seek a safe legal place to socialize while consuming cannabis.

Finally, we continue to generate commission revenue by listing and selling real property. We also generate commissions on sales of property where we serve as 'buyer agent." We continue to expand the list of properties from which we generate management revenue.

We have recently entered discussions to expand operations by acquiring other real estate companies.

The address of our primary web site is  www.hometreasurefinders.com.  Additional web sites include:

www.HMTFrealty.com
www.HMTFmanagement.com
www.HMTFcannabisHoldings.com

 Principal Services and their Markets

Home Treasure Finders, Inc. is a diversified, full service licensed real estate brokerage. We are client driven. We provide free investment seminars to the public and train our Licensed Real Estate Agents to assist their clients to understand and successfully compete in three areas:

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

3. Commercial Real Estate for Cannabis.  After completing due diligence to verify the legality of  numerous activities in which we might participate.

We have actively and aggressively invested  our own funds to enter Colorado's unique and fast growing cannabis cultivation industry. We presently own one cannabis cultivation warehouse in Denver Colorado and lease space within that project to aid licensed cannabis grower. To date, this project has been successful in generating net revenue for our own account.

For additional information see page 6 and the Management's Discussion and Analysis starting on page 20.

In addition, we are evaluating lease or acquisition of specific commercial real estate suitable to the hospitality industry. We anticipate legal consumption of marijuana at clubs and similar facilities will rapidly become a reality in Colorado.

We may own properties for our own investment account and as such are solely at financial risk in connection with our investments. We may invest our funds or alternately arrange to have tenants, at their expense improve and/or remodel properties to suit their needs.  In the event we utilize funds loaned to us by third party groups, they may in some circumstances share certain risks.

We do not grow, distribute or sell cannabis  We have no present plan to engage in such activities or obtain a license to do so, now, or in the future. However, we are presently the landlord to licensed tenant entities who may directly engage in the cultivation, distribution and sale of cannabis. Accordingly, we exercise appropriate and reasonable care to screen our tenants and insist that our tenants maintain proper licenses and operate in compliance with the state and local rules.

We are uniquely positioned and experienced to assist clients and investor groups seeking opportunity in Colorado's rapidly evolving cannabis industry. We may expand operations into other states.

Marketing of our Services

Each of our three divisions has a unique marketing plan developed by our founder and CEO, Corey Wiegand.

1.   Real Estate Sales. We conduct free monthly seminars for existing and prospective clients. Our seminars include intensive training in property buying, selling and rental. We offer a choice of seminars as our clients include both first time purchasers as well as seasoned real estate investors.

Further, as an aid to listing and selling properties our Licensed Real Estate Agents may elect to attend 12 two hour training seminars, weekly sales meetings, and participate in on the job mentoring as personally taught by Corey Wiegand. We train our agents to prospect for listings, obtain listing contracts, and convert the IVR ("integrated voice response") phone leads into "buy-side" contracts. The IVR leads are generated by our signs placed in front of listed properties. Our IVR system is fully functional.  It incorporates call capture technology through which we provide our Licensed Real Estate Agents with real time access to leads.

Our sign riders are attached to normal real estate "for sale" signs located in front of a listed property. Our rider displays a 1-800-number and promises to provide listing specific information by a recorded message. As the caller listens to the property description, the caller's phone number is captured and sent via e-mail and text message to a Home Treasure Finders buyer agent. Our business plan provides that our buyer agent will endeavor to immediately call back the potential buyer and begin a dialog designed to convert the "cold lead" to a signed offer to purchase a property.

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

2.  Property Management.  Home Treasure Finders, Inc. also operates a division that provides tenant finder leasing services, comprehensive property management services, financial, reporting and maintenance services to Denver, Colorado Springs and Greeley area landowners and investors. Our services are unique because we collect rent in person each month and offer monthly property condition reports. We help busy owners keep their property fully leased and in top condition. We presently have 96 properties under management.

Commercial Real Estate for Cannabis. HMTF Cannabis Holdings, Inc. is an aggressive commercial real estate investor, acquisition, rehabilitation, and leasing firm.  We operate in the most rapidly expanding segment of the Colorado commercial real estate market.

3. We are Licensed Real Estate Agents.  As such, we may enjoy strong strategic and operational advantages.  We save our clients time and money through our personal contacts and our experience gained in making and operating zoned investments for our own account.

We do specialized web based searches to locate zoned property.  We can assist clients to negotiate favorable financing and leasing arrangements for cannabis zoned land, warehouses and other target properties.  We are client driven and market primarily by word of mouth. Much of the prime real estate that is usable for cannabis cultivation under state and local rulemaking is within a short drive from our office.  We can assist with acquisition of free-standing buildings, land parcels and green houses.  We may assist client investment groups to build and retro-fit properties to meet the specific needs of qualified tenants and the rules promulgated by the State of Colorado Marijuana Enforcement Division.

We specialize in analysis of property cash flow. We prepare projections using our knowledge of comparable properties and various other techniques. We encourage clients to focus on acquiring prime properties under terms that make investment success most likely.

Competition

There are many real estate companies; however, management is aware of none that maintain operations to service all three of the diverse market segments which we specialize.

Each of our divisions face significant competition. We are active in front range Colorado markets including Greeley, the Denver Metro area and Colorado Springs.

1.  Real Estate Sales.  The Denver Area Real Estate market has experienced remarkable appreciation.  We distinguish ourselves by providing a high level of training and services to our brokers, such as IVR property signs plus aerial fly by video marketing and virtual tours, rather than still photos. Our strategic partnership with Visionary Aircraft Corporation allows our agents to receive a discounted rate for all listing video footage. Our training program outlines a proven system for agents to succeed in establishing themselves as area specialists by prospecting door-to-door for new listings. We believe our competition does not provide effective training to convert leads to sales. In response to competition from discount brokers we allow experienced agents to park their license at our office for a small monthly desk fee. Thereafter, we collect an additional transaction fee for each sale they close.

2.  Property Management.  The Denver Metro population has continued to accelerate.  As a result there is a shortage of affordable low cost residential rentals.  As of December 31, 2016 and the date of this report, all 96 of the residential units we manage are fully occupied.  We distinguish ourselves from the competition by offering video advertising of each rental if it becomes vacant. We arrange showings seven days per week.  We tailor our management services to meet the unique needs of each of our clients.

3.  Commercial Real Estate for Cannabis. We are an active participant in Colorado's fast growing cannabis industry. We have successfully acquired a vacant warehouse zoned for cannabis cultivation for our own account with a $10,000 down payment. Subsequently we leased the warehouse to licensed growers and we enjoy a positive cash flow from tenant rents.

Our warehouse lease now in place amounts to a 12.1% capitalization rate.  This assumes the property's estimated value of 1.1 million dollars.  The  annual cash flow from the property of $66,000 represents a 244% cash on cash return on our initial investment of $27,000.

Further, as licensed commercial Licensed Real Estate Agents we enjoy strong operational advantages and honed skills to rapidly locate favorable cannabis zoning, find vacant property and help clients negotiate favorable financing  or leasing arrangements at target properties.

We market primarily by word of mouth because much of the prime real estate that is usable for cannabis cultivation under state and local rulemaking is within a short drive from our office.  We have few true competitors who bring our diverse skill, experience, work ethic and enthusiasm to the bargaining table.

Home Treasure Finders now provides both leads and specialized training at no cost to buyer agents. Our Licensed Real Estate Agents are requested to sign our agreement to split gross commissions or agree to pay a monthly desk fee and transaction fee.

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

On March 30, 2017, legislation was filed in the US House and Senate to end marijuana prohibition at the federal level and replace it with a system in which marijuana is regulated and taxed similar to alcohol. The proposed legislation would:

1.	Remove marijuana from the Controlled Substance Act
2.	Create a federal regulatory process for states that choose to regulate the cultivation and sale of marijuana for adult use
3.	Eliminate many of the collateral consequences of the federal tax code so that state legal marijuana businesses can take standard deductions on business expense.

While we believe strong public support exists for adoption of these or similar measures, there is no assurance that federal laws will be changed accordingly.

The following links may be of use to understand the details of existing Colorado Law:

http://new.livestream.com/accounts/4105485/CAR031314
http://www.colorado.gov/cs/Satellite/Rev-MMJ/CBON/1251581331216

Maintaining all licenses deemed necessary by governmental jurisdictions is expensive and time consuming. and could delay operations.  An unfavorable outcome in connection with future government regulations, licensing and other risks is possible, however we are aware of no compliance problems as of December 31, 2016 and the date of this report.

As of the date of this report, Colorado Senate Bill 184 is expected to pass.  Upon passage it would allow municipalities to authorize privately owned marijuana clubs and various other on-site consumption activities.

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

Various no smoking and clean air rules will likely have an impact on the rules promulgated under SB 184 governing marijuana smoking at indoor consumption sites.

PRODUCT LIABILITY

Our services expose the Company to liability claims by real estate owners, potential buyers and others. The company maintains legally required liability insurance. Any claim not covered by our policy could have a material adverse effect on our financial condition.

OUR FACILITIES

We conduct general administration, real estate sales and property management from our leased office location in Denver Colorado.

Our office is located at 4316 Tennyson Street, Denver CO 80212. This is a preferred storefront shopping location in the up and coming Highlands / Berkeley Neighborhood. We enjoy good visibility and walk-by exposure.

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
4.	The seasonal nature of major construction projects in Colorado

EMPLOYEES

As of the date of this report we have one full time employee, Corey Wiegand, our founder and CEO.  He is assisted by an administrative assistant and various additional contract labor.

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

We have had substantial losses since inception and as of December 31, 2016 and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a  positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven.  In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

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

As of January 31, 2016 and the date of this report, 21 states and the District of Columbia allow their citizens to use medical marijuana. Additionally, voters in the states of Colorado, Washington, Oregon, Alaska, California, Nevada, Maine, Washington and the District of Columbia have approved ballot measures to legalize cannabis for "recreational" adult use.

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

However, there is no guarantee the Trump administration will not change this stated policy regarding low-priority enforcement of laws and the new administration may change this policy and decide to enforce the federal laws. Any significant tightening  in the federal government's enforcement policies could cause significant financial damage to us and our shareholders.

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

The 2016 National elections installed a presidential administration having an intolerant policy toward Marijuana Legalization. Colorado's Cannabis Industry is now at increased risk of vigorous enforcement of Federal Laws which prohibit Cannabis cultivation, sale and consumption.

On March 30, 2017, legislation was filed in the US House and Senate to end marijuana prohibition at the federal level and replace it with a system in which marijuana is regulated and taxed similar to alcohol. The proposed legislation would:

1.	Remove marijuana from the Controlled Substance Act
2.	Create a federal regulatory process for states that choose to regulate the cultivation and sale of marijuana for adult use
3.	Eliminate many of the collateral consequences of the federal tax code so that state legal marijuana businesses can take standard deductions on business expense.

While we believe strong public support exists for adoption of these or similar measures, there is no assurance that federal laws will be changed accordingly.

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

Since the use of marijuana is illegal under federal law, a compelling argument has been made in the past that banks cannot accept deposit funds from businesses involved with marijuana. We believe that this argument may someday be abandoned, but there is no assurance of this. Recently the State of Colorado has made efforts to organize Four Corners Credit Union which is intended to serve the banking needs of the Cannabis Industry in Colorado.  However, as of the date of this report this facility has not opened for business and given the attitudes of the new administration, may never open. There is no assurance that the environment for banking relationships will progress favorably. In any case, inability to open conventional bank accounts may continue make it difficult for marijuana connected businesses to operate.

Discount Brokers are gaining a larger share of the revenues generated by real estate transactions.

Competitors can duplicate the business model of our Subsidiary, HMTF Cannabis Holdings. Inc.

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

During the past we have experienced disagreements with our warehouse tenants.  One tenant abandoned his unit and was evicted. The other tenant ultimately amended his lease to include the abandoned space but only after considerable argument over various lease terms had been settled.  As of the date of this report, a single tenant is leasing our entire Garfield Street warehouse and that tenant has been current on lease payments for the past thirty months.  As of December 31, 2016 and the date of this report, we know of no further unresolved issues with our present tenant.  However, unfavorable developments as experienced in the past could repeat and could cause us to fall behind on our building mortgage payments.

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

A tenant, present or former, may claim to have suffered damages and in connection with that belief, may elect to initiate and thereafter pursue one or more lawsuits against the Company, its management and subsidiaries.

We believe we have acted properly in all of our dealings with tenants and otherwise. We have requested counsel to confirm the legality of our past and present agreements and actions and to advise us accordingly. In any case we plan to vigorously defend any suit brought against the Company or its subsidiaries.

A former tenant of our Garfield Street warehouse, evicted for failure to pay rent, initiated litigation claiming damages allegedly suffered prior to eviction. The court has recently dismissed this suit. While our legal defense proved successful, we incurred significant costs. We believe we are entitled to recover our expenses from the plaintiff.  On March 28, 2017,  the court issued a judgement against the plaintiff for our legal expenses amounting to approximately $21,000. In any case, in the short term, legal expenses have significantly depleted our working capital. There is no assurance that we will succesfully collect our past expenses or that future legal costs will not be incurred .

We have a limited operating history.

Our ability to achieve consistent cash flow and profitability depends upon the continued service of Corey Wiegand. Mr. Wiegand is our primary source of commission revenue and our CEO and only management level executive.

Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through licensed Real Estate Agents acting as listing agents and buyer agents rather than primarily through commissions earned by our founder.

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

We have activated our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, in addition to Mr. Wiegand we have three active licensed Real Estate Agents and we are endeavoring to train one additional agent. All of our trainees are either presently licensed or enrolled in courses operated by third party realtor schools. All of our trainees pay their own expenses for the classes. We offer  newly hired Licensed Real Estate Agents a bonus plan which awards shares of our common stock which vest over a one year period assuming  productivity goals are achieved by each agent as expressed in the Broker Relationship Agreement signed by each new hire.

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

Several years ago Mr. Wiegand contributed his property management entity known as CW Properties and we have taken over operations.  We currently manage 96 rental units and as of December 31, 2016 and the date of this report they generate a healthy net revenue from management fees.  In the future we may undertake additional activities in property management as well as those in connection with our ongoing business plan or we may elect to sell our property management business.

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

We have recently expanded brokerage and property management. We now operate in Colorado Springs

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

Our subsidiary, HMTF Cannabis Holdings has acquired, improved and leased a Denver warehouse to a licensed third party grower, rent is current and the warehouse is showing positive cash flow.

However, activation of our warehouse project was accomplished primarily through an owner-carry purchase arrangement and funds invested by the tenant to improve the property. To acquire additional properties suitable to the cultivations of cannabis may require sale of additional restricted shares in a private placement. Alternately, a debt financing could be utilized; however any debt financing will require payment of interest and may involve offering security interests in our planned properties and possibly issuing warrants to purchase our common stock. Future financings, if undertaken, could impose limitations on our operating flexibility and may involve the issuance of additional shares of our common stock, or warrants to purchase shares of common stock and may be dilutive to our existing shareholders.

While we have been able to acquire a warehouse in Denver Colorado with 99% owner finance, future acquisitions may require financial resources well in excess of our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our cannabis business and related operations.

Further, we need to raise money for working capital and to finance new opportunities presented by legalization of on-site consumption. To these ends, we may file a Memorandum with the Colorado Division of Securities to pursue an Intra-State Offering  of additional shares of our common stock over the internet. There is no assurance that the Colorado Division of Securities will approve our offering or that any shares will be sold under the terms of our proposed offering.

As a full reporting public company, we have no access to Reg A Plus or Reg CF as a means to generate cash from the sale of our shares.

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
•
the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions and the retail price of signs, sign riders, telephone services, and Sales Workshops;

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

If our services are not suitable for widespread adoption, or a sufficient demand for trained buyer agents or leads does not develop, or takes longer to develop than we anticipate, we would be unable to achieve sufficient revenue growth.

The market for residential real estate is rapidly evolving and its future is uncertain. We have begun offering free seminars on real estate investing. These are proving useful to finding new clients; however, if real estate proves unsuitable for widespread ownership or if demand for our seminars and related services fails to develop sufficiently, we would be unable to achieve sales and market share. Many factors will influence our revenues:

•	success of alternative lead generation technologies such as web-casts, text messaging, email spamming;

•	fluctuations in economic and market conditions, such as decreases in available inventory, that impact the viability of real estate purchases;

•	increases or decreases in the costs associated with obtaining a residential home loan;

•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

•	continued regulation of the real estate and lending industries; and

•	availability and effectiveness of government subsidies and incentives.

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

We face intense competition from other real estate brokerages and other discount real estate companies. If we fail to compete effectively, we may be unable to increase our market share and sales.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, marketing and other resources than we do. We compete with a growing number of discount brokers. Our competitors' greater size in some cases provides them with competitive advantages with respect to marketing costs due to their ability to allocate fixed costs across a greater volume of marketing channels and purchase signs and services at lower prices. They also have far greater name recognition, an established network of past customers. In addition, many of our competitors have well-established relationships with current and potential home sellers. As a result, our competitors will be able to devote greater resources to prospecting, relationship development, and promotion and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

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

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we will be required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

We are affected by general economic conditions.

While the Denver area economy is diversified and has recently experience rapid growth as a result of the Legalization of Cannabis and other factors, a sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for real estate investments that require significant initial capital expenditures, including demand for fix and flips, rental properties, and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for real estate investment. If the economic recovery slows as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our mentoring services.

Compliance with real estate law and local regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us

The Company as well as its tenants must comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. We have recently found it necessary to revise elements of our advertising and bookkeeping to comply with DORA regulations. We have also had to spend significant time to respond to letters received from DORA in connection with complaints from clients who claim to have experienced problems with our brokerage and management services. To date these have created only minor annoyance or the need to pay small settlements to dispose of a claim, whether the claim had merit or not. In any case, if we fail to comply with present or future real estate laws and regulations we may be required to pay substantial fines, suspend, or cease operations.

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

As of the date of this report, our common stock has been assigned a trading symbol, "HMTF." Our common shares are quoted on the OTCQB. The cost of such quotation and related services from OTC Markets, Inc is $10,000 per year. While trading activity in our shares has periodically accelerated, there can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

We own a 5,600 square foot warehouse located at 4430 Garfield Street, Denver, CO 80216.  The facility is leased to a licensed grower for cannabis cultivation.

We currently maintain administrative and real estate operations in office space of approximately 850 square feet located at 4316 Tennyson Street, Denver, CO 80212 at a monthly rent of $1,300. This space is larger, has more rooms  and  a higher level of tenant finish than our prior space next door.

We see no present need for additional office space. We are evaluating opportunities to acquire additional properties zoned for cannabis cultivation.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us other than litigation, in the normal course of business. A former tenant of our Garfield Street warehouse, evicted for failure to pay rent, initiated litigation claiming damages allegedly suffered prior to eviction. The court has recently dismissed this suit. While our legal defense proved successful, we incurred significant costs. We believe we are entitled to recover our expenses from the plaintiff.  On March 28, 2017,  the court issued a judgement against the plaintiff for our legal expenses amounting to approximately $21,000. In any case, in the short term, legal expenses have significantly depleted our working capital. There is no assurance that we will succesfully collect our past expenses or that future legal costs will not be incurred .

ITEM 4.  MINE SAFETY DISCLOSURE

 Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2016 and the date of this report our shares are quoted on the OTCBB/OTCQB under the symbol HMTF. In the future, should we meet stringent qualifications and pay the required fee,  we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity have been unpredictable and highly volatile. Closing prices have ranged from $0.02 to $5.34. The closing price on June 30, 2016 was $0.027.

The following table contains data from OTC Markets, Inc. and summarizes our past share price:

	High	Low
Fiscal Year ended December 31, 2016
First quarter	0.4	0.02
Second quarter	0.27	0.25
Third quarter	0.25	0.25
Fourth quarter	0.43	0.05

Fiscal Year ended December 31, 2015
First quarter	0.2	0.07
Second quarter	0.24	0.05
Third quarter	0.15	0.08
Fourth quarter	0.14	0.03

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

None.

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

Our web site is a key aspect of our business. As of the date of this report, our site is 100% functional. You may view the site at www.hometreasurefinders.com

Our website supports three divisions:

1.	Real estate listing and sales
2.	Property Management
3.	Commercial real estate for cannibas

Real Estate Investment Seminars

We offer seminars for:

•	Purchase, rent and hold till retirement
•	Fix and Flip

Present third party listing agents/buyer agents/referrals

As of December 31, 2016 and the date of this report, the majority of listings and resulting sale commissions were generated by our officer and founder, Corey Wiegand.  Commissions generated by recently hired licensed Real Estate Agents are increasing.

Mr. Wiegand is also routinely and actively assisted by various unlicensed professionals who are compensated by the Company on an hourly basis.  In the event that Mr. Wiegand closes a sale which generates a commission and which results from a referral from another licensed real estate broker,  a "referral commission" or "commission split" may be due and payable to the referring broker at closing. Recently we completed out of state sales on which we split commission:

•	Arizona- Eight units
•	Ohio- One unit
•	Montana- One unit

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

Recruitment and Retention of listing agents and buyer's agents

A key element of the Home Treasure Finders business plan is to recruit and train both listing agents and buyer's agents. By marketing to new agents in online job forums, and placing small classified ads on sites like Craiglist.com, we have recruited and hired agents who would like to have access to more prospects. Presently we offer a desk fee of $100 per month and we charge the broker $300 for each completed transaction.

As of December 31, 2016, there were three agents generating commissions which were Corey Wiegand and two others.  Presently, as of the date of this report there are four agents generarating commissions comprised of Mr. Wiegand and three others.

We have used the services of a part time consultant to locate and screen prospective agents. The consultant is compensated for each licensed Real Estate Agents we hire. To date, this approach has been only modestly successful.

PLAN OF OPERATIONS AND PROJECTIONS

During 2016 and 2015 our cash flow has been generally sufficient to sustain operations.

We have no present arrangement for financing and we cannot predict if or when funds will become available to us.

Our Potential for Growth.

We have fully commenced real estate sales and property management operations and generated significant revenues.

During 2016 we generated $216,400 in commission revenue and $235,659 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

During 2015 we generated $192,415 in commission revenue and $198,326 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

Our operating expenses include significant legal, consulting, accounting services.  As a consequence, our net losses for the years December 31, 2016 and 2015 total $19,007 and $10,476, respectively.

Financial Projection for Garfield Street Warehouse under presently performing leases:

Rent	$144,000	Note 1
Less Interest	(64,582)	Note 2
Less Insurance	(2,032)	Note 3
Less Taxes	(8,524)	Note 4
Less Depreciation	(20,874)	Note 5
Income	$48,028	Note 6

Notes:

1.	Lease at 4430 is $12,000/ month. We anticipate rental revenue during 2017 will total $144,000.
2.	Interest for 2016 computed from loan amortization table. Assumes $836,870 starting principle balance.
3.	Insurance. Policy purchased on 1/3/2016. Annual premium of $2,032 paid in full.
4.	Property Tax is $8,524.
5.	Depreciation is based upon 39 year straight line applied to combined value of building $803,100 plus architect and engineer documents valued at $11,000.
6.	Income per GAAP

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

As of December 31, 2016, we had $60,202 in cash, and a working capital deficit of $72,866.

The following table sets forth our statements of operations data for the year ended December 31, 2016 and 2015.

Summary Statement of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues, net	$452,059	$390,741
Gross profit	452,059	390,741
Selling, general and administrative expenses	305,328	227,463
Commission expense	57,088	82,111
Professional fees	49,475	32,594
Total operating expenses	411,891	342,168
Profit from operations	40,168	48,573
Other Income (expense)	(59,175)	(59,049)
Loss from operations before income taxes	(19,007)	(10,476)
Net loss	$(19,007)	$(10,476)

Revenues

For the year ended December 31, 2016 we have generated $452,059 in revenues.  Revenue consisted of $216,400 in commission income and $235,659 in management fees and rent.

Total Operating Expenses

Our net loss increased by $8,531 or 81% to $19,007 from $10,476 for the year ended December 31, 2016 compared with the prior year ended December 31, 2015. This was primarily attributed the net effect of the following factors:

1.
General and administrative expenses increased by $77,865, or 34%, to $305,528 for the year ended December 31, 2016 from $227,463 for the prior year ended December 31, 2015. This was due to increases in salary expense, office expense and property management expenses all connected to increase in activity and revenue.

2.	Professional fees increased by $16,881 or 52% to $49,475 for the year ended December 31, 2016 from $32,594 for the prior year ended December 31, 2015. This is attributable to increased legal fees.

3.
Commission expense decreased by $25,023 or 30% to $57,088 for the year ended December 31, 2016 from $82,111 for the prior year ended December 31, 2015.  This decrease was primarily due to the Company no longer working with specific realtors in the current year that they had been paying commissions to in the prior year.

Cash Flow, Liquidity and Capital Resources

For the year ended December 31, 2016, our cash flow provided by operating activities was $34,858, as compared to cash flow provided by operating activities of $22,449 for the prior year ended December 31, 2015. The increase in net cash provided by operating activities of $12,409 was primarily due to an increase payables and accrued wages in the current year.

Cash flow used in investing activities was $940 and $1,584 for the year ended December 31, 2016 and 2015. The decrease of $644 in investing activities was primarily due to fewer fixed assets purchased in the current year.

Cash flow used in financing activities was $18,926 for the year ended December 31, 2016, as compared to cash used in financing activities of $12,503 during the year ended December 31, 2015. The increase in cash flow used in financing activities was primarily the result of an increase in payments on the related party payables.

At December 31, 2016, we had $60,202 in cash. The cash held in our checking account is usable by the Company. The cash held in our savings account, representing segregated tenant deposits, is not usable.

At year end our working capital deficit was $72,866.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 21 of this report.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
Home Treasure Finders, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying balance sheets of Home Treasure Finders, Inc. as of December 31, 2016, and 2015, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two period ended December 31, 2016 and 2015. Home Treasure Finder's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Treasure Finder, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet generated sufficient cash flow and net income. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7 to the financial statements.

Haynie & Company
 Salt Lake City, Utah
March 31, 2017

F-2

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

Assets

Current Assets:
Cash	$60,202	$45,210
Rent receivable	500	500
Prepaid expenses	1,737	706
Total current assets	62,439	46,416

Property and equipment, net	820,203	843,106

Other assets:
Security deposits	1,400	1,050

Total assets	$884,042	$890,572

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$18,336	$-
Accrued wages	28,612	18,612
Accrued liabilities	56,672	68,187
Accrued interest - related party	3,305	2,781
Note payable, current portion	10,790	13,265
Related party note payable	17,590	9,193
Total current liabilities	135,305	112,038

Long term debt	800,864	811,654
Total liabilities	936,169	923,692

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(363,870)	(344,863)
Total shareholders' equity (deficit)	(52,127)	(33,120)

Total liabilities and shareholders' equity (deficit)	$884,042	$890,572

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

Commission income	$216,400	$192,415
Property and rental management income	235,659	198,326
Total revenue	452,059	390,741

Operating expenses:
Commission expense	57,088	82,111
Professional fees	49,475	32,594
General and administrative	305,328	227,463
Total operating expenses	411,891	342,168

Operating profit	40,168	48,573

Other Income (expense)
Interest expense	(59,175)	(59,049)

Total other (expense)	(59,175)	(59,049)

Loss before income taxes	(19,007)	(10,476)

Income tax expense	-	-

Net loss	$(19,007)	$(10,476)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2015	13,205,450	$215,267	$96,476	$(334,387)	$(22,644)

Net loss for the year ended December 31, 2015	—	—	—	(10,476)	(10,476)

Balance at December 31, 2015	13,205,450	$215,267	$96,476	$(344,863)	$(33,120)

Net loss for the year ended December 31, 2016	—	—	—	(19,007)	(19,007)

Balance at December 31, 2016	13,205,450	$215,267	$96,476	$(363,870)	$(52,127)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015
Cash flows (to) from operating activities:
Net loss	$(19,007)	$(10,476)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	23,843	26,025

Changes in operating assets and liabilities:
(Increase) in rent receivable	-	(500)
(Increase) decrease in prepaid expense and other asset	(1,381)	47
Increase (decrease) in accounts payable	18,336	(9,462)
Increase (decrease) in accrued salary	10,000	-
Increase (decrease) in accrued liabilities	(2,543)	16,059
Increase (decrease) in accrued interest	524	756
Net cash provided by operating activities	34,858	22,449

Cash flows used in investing activities:
Cash paid for fixed assets	(940)	(1,584)
Net cash used in investing activities:	(940)	(1,584)

Cash flows used in financing activities:

Payment of long term debt	(13,265)	(13,003)
Proceeds from related party payable	5,032	1,500
Payment of related party payable	(10,693)	(1,000)

Net cash used in financing activities	(18,926)	(12,503)

Net change in cash	14,992	8,362

Cash, beginning of year	45,210	36,848

Cash, end of year	$60,202	$45,210

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$58,651	$58,293

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Home Treasure Finders, Inc. (the "Company") was initially incorporated on July 28, 2008 in the State of Colorado.

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

The Company generates income from its real estate holdings.  On September 15, 2014 the Company acquired a vacant warehouse property in Denver zoned for cannabis cultivation. On November 5 and December 1, 2014 the Company leased the warehouse to unrelated licensed grower. The Company's tenant invested cash to improve their respective leaseholds per lease terms utilizing architectural and engineering documents we procured and provided.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL carryover	$76,600	$122,100
Related party accruals	3,500	1,100
Accrued payroll	7,100	24,800
Deferred tax liabilities:
Depreciation	5,000	(5,400)

Valuation allowance	(92,200)	(142,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book income	$(3,700)	$(2,100)
Depreciation	(1,400)	(1,200)
Related party accruals	2,900	100
Meals and entertainment	400	-
Accrued payroll	(5,600)	-

Valuation allowance	7,400	3,200
	$-	-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $327,000 that may be offset against future taxable income as long as the "continuity of ownership" test is met.  No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.   The years 2013-2015 are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2016 and 2015 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Fixed assets and related depreciation for the year ended December 31, 2016 and 2015 are as follows:

	2016	2015
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	6,837
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(58,246)	(34,403)
Total fixed assets	$820,203	$843,106

Depreciation expense was $23,843 and $23,580 amortization expense was $0 and $2,444 for the years ended December 31, 2016 and 2015, respectively.

 NOTE 3 – LONG-TERM DEBT

On September 15, 2014,  the Company entered into a promissory note for $840,000 on the purchase three warehouse units known as 4420, 4430 and 4440 Garfield Street, Denver, Colorado. The Company is leasing the three separate units to a licensed third party grower for cannabis cultivation.  The terms of the variable interest 25 year amortization note carried by the seller of the property call for payments to seller as follows:

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 3 – LONG-TERM DEBT (continued)

As of December 31, 2016, the balance of the note was $811,654 and the annual maturities of the long-term debt were:

Year Ending December 31,

2017	$10,790
2018	11,090
2019	789,774
$811,654

The three warehouse units are currently leased to one tenant. The Company is leasing each unit for $4,000 per month for the term of the lease which ends on November 1, 2018.

NOTE 4 - COMMON STOCK

The aggregate number of shares the Company has authority to issue is 100,000,000 shares of common stock having no par value per share.  The shares of this class of common stock have unlimited voting rights and constitute the sole voting group of the Company.  Each shareholder has one vote for each share of stock owned.  Cumulative voting shall not be permitted in the election of directors or otherwise.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the related party payable had a net increase of $8,397.  The balance of the related party payable was $17,590 and $9,193 as of December 31, 2016 and 2015, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $3,305 and $2,781 at December 31, 2016 and 2015, respectively.  In 2015, the Company paid base compensation of $6,000 per month to the CEO for his services.  The Company also pays additional override of 10% based upon commission revenue.  Effective April 1, 2016, the base compensation to be paid to the CEO increased to $10,000 per month.  The balance accrued at December 31, 2016 and 2015 was $28,612 and $18,612 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office space under a non-cancelable lease agreement accounted for as an operating lease.  We are leasing this facility for $21,000 for the term of the lease which ends on March 31, 2018.  At that time we shall have the option of extending the lease term.

Rent expense was $15,200 and $13,300 for the years ended December 31, 2016, and 2015, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2018	$16,800
Thereafter	4,200
$21,000

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 7 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has not yet generated sufficient cash flow and net income.  This factor, among others, indicates that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight of financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended December 31, 2016, that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would serve as a consultant to assist management in improvements in our disclosure controls and procedures and in our internal control over financial reporting.  We anticipate that the consultant will help to oversee our financial reporting and tracking documentation of all transactions.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	38	President, Chief Executive Officer, Chief Financial Officer and Sole Director
_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, age 38, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a real estate investor, Colorado licensed Employing Broker, and is certified to work with property management, short sales and bank owned properties.

             Corey Wiegand's Biography for the last ten years, including dates of Employment, Job Title, Job Description, Employer and Location of employer is detailed in the table below.

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

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2016 and 2015 and the period from inception until December 31, 2015 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

Beginning January 2012 we agreed to pay Mr. Wiegand a salary of $2,500 per month plus an additional override of 15% based on sales. However, during much of 2012, we experienced a cash shortage and were unable to pay salary to Mr. Wiegand as it became due.  Effective April 1, 2013 we increased Mr. Wiegand's salary to $5,500 per month plus an additional over-ride of 10% based upon commission revenue. Subsequently, we increased that amount by $500 per month and during December 31, 2015 we were paying Mr. Wiegand $6,000 per month.  Effective April 1, 2016, Mr. Wiegand's salary increased to $10,000 a month plus he receives the additional override of 10% based upon commission revenue.  As of December 31, 2016 Mr. Wiegand is owed accrued salary totaling $28,612.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2016, 2015, 2014 and 2013. Mr. Wiegand received no compensation prior. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2016 2015 2014 2013	125,520 91,242 70,000 74,738	— — — —	— — — —	— — — —	— — — —	— — — —	— — — —	125,520 91,242 70,000 74,738

Option Grants in Last Fiscal Year

None.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

No stock options were exercised or held for exercise.

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

We presently pay Corey Wiegand a salary of $10,000 monthly plus an override of 10% based upon commission revenue. During periods when we did not have available cash, we have accrued unpaid salary and plan to pay these amounts at a future date when and if cash becomes available. We have not executed a written agreement in connections with this arrangement and we may change the arrangement at any time.

Board of Directors

Our Director is elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2016 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.
Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership

Common Stock	Corey Wiegand	6,700,000	50.7%

Common Stock	Bristlecone Associates, LLC 16200 West County Road 18E Loveland, CO 80537	3,000,000	22.7%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,000	50.7%

Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 4316 Tennyson Street, Denver, CO 80212 .

Applicable percentage ownership is based on 13,205,450 shares of common stock outstanding as of December 31, 2016 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

During the year ended December 31, 2016, Corey Wiegand deferred cash collection of $19,090 from the Company to cover current expenses.  $5,193 was paid back to him.

During the year ended December 31, 2015, Corey Wiegand deposited $1,500 in the Company's bank account to cover expenses.  $1,000 was paid back to him.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2016, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2016.

During the fiscal year ended December 31, 2015, we incurred approximately $27,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $350 and $300, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

HOME TREASURE FINDERS (Registrant)

DATE: March 31, 2017	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer