Form 10-Q
period 2017-03-31
Home Treasure Finders, Inc.
filed 2017-05-15
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2017	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4316 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No  ☑

As of May 15, 2017, there were 13,205,450 shares of our common stock, no par value outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets:
Cash	$46,948	$60,202
Rent receivable	500	500
Prepaid expenses	12,414	1,737
Total current assets	59,862	62,439

Property and equipment, net	814,234	820,203

Other assets:
Security deposits	1,400	1,400

Total assets	$875,496	$884,042

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$19,099	$18,336
Accrued wages	28,612	28,612
Accrued liabilities	47,502	56,672
Accrued interest – related party	3,674	3,305
Note payable, current portion	8,173	10,790
Related party note payable	15,995	17,590
Total current liabilities	123,055	135,305

Long term debt, net of current portion	800,864	800,864
Total liabilities	923,919	936,169

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(360,166)	(363,870)
Total shareholder's deficit	(48,423)	(52,127)

Total liabilities and shareholders' deficit	$875,496	$884,042

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Commission income	$49,477	$48,026
Rental and property management income	60,839	56,905
Total revenue	$110,316	$104,931

Operating expenses:
Commission expense	4,566	4,803
Professional fees	6,830	16,279
General and administrative	78,631	63,998
Total operating expenses	90,027	85,080

Operating income	20,289	19,851

Other expense
Interest expense	(16,585)	(14,584)

Total other expense	(16,585)	(14,584)

Income before taxes	3,704	5,267

Income tax expense	—	—

Net income	$3,704	$5,267

Basic and diluted income per share	$0.00	$0.00

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to consolidated financial statements.

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,704	$5,267
Adjustments to reconcile net income to net cash
(used) by operating activities:
Depreciation and amortization expense	5,969	5,936
Changes in operating assets and liabilities:
Increase in prepaid expense	(10,677)	(7,767)
Increase in accrued interest	369	171
Decrease in accrued liabilities	(9,170)	(7,147)
Increase in accounts payable	763	19,689
Net cash provided by (used in) operating activities	(9,042)	16,149

Cash flows from investing activities:
Purchase of fixed assets	-	(940)
Net cash used by investing activities	-	(940)

Cash flows from financing activities:
Proceeds from related party payable	1,405	-
Payment of related party payable	(3,000)	(9,193)
Payment of long term debt	(2,617)	(3,394)
Net cash used in financing activities	(4,212)	(12,587)

Net change in cash	(13,254)	2,622

Cash, beginning of period	60,202	45,210

Cash, end of period	$46,948	$47,832

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$16,216	$14,416

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 2016 financial statements and notes  thereto included in our December 31, 2016 Annual Report on Form 10-K filed with the SEC. The results of operations for the period ended March 31, 2017, are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

Note 3:  Related Party Transaction

During the three months ended March 31, 2017, the related party payable had a net decrease of $1,595.  The balance of the related party payable was $15,995 and $17,590 as of March 31, 2017 and December 31, 2016, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $3,674 and $3,305 at March 31, 2017 and December 31, 2016, respectively.  Interest expense for the three months ended March 31, 2017 and 2016 was $369 and $309, respectively.

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

Property and equipment as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(64,215)	(58,246)
Total property and equipment	$814,234	$820,203

Depreciation and amortization expense was $5,969 and $5,936 for the three months ended March 31, 2017 and 2016, respectively.

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of March 31, 2017, the balance of the note was $809,037. The annual maturities of the long-term debt were:

Year Ending December 31,
2017	$8,173
2018	11,090
2019	789,774

$809,037

Note 6:  Commitment and Contingencies

On March 28, 2017 an ongoing lawsuit regarding the warehouse owned by the Company was settled.  The Company anticipates it will receive approximately $16,000 to cover attorney fees paid.

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

Our net income for the three months ended March 31, 2017 was $3,704.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 97 rental real estate owned by non-related third parties. In comparison our net income for the three months ended March 31, 2016 was $5,267.

For the three months ended March 31, 2017 the Company generated a total of $110,316 in revenues, consisting of $49,477 from sales commissions and $60,839 from rental and property management.  During the three months ended March 31, 2016 we generated a total of $104,931 in revenues, consisting of $48,026 from sales commissions and $56,905 from rental and property management.

During the three months ending March 31, 2017 we incurred operating expenses totaling $90,027. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended March 31, 2016 we incurred a total of $85,080 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  Although there was a decrease in professional fees in the current year, there was an increase in other administrative expenses that resulted in an overall increase in expenses over prior year.

Liquidity and Capital Resources

At March 31, 2017, we had $46,948 in cash and working capital deficit of $63,193.  At December 31, 2016 we had $60,202 in cash and a working capital deficit of $72,866.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 15, 2017	BY:	/s/ Corey Wiegand
Corey Wiegand
President