Form 10-Q
period 2017-06-30
Home Treasure Finders, Inc.
filed 2017-08-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2017	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4316 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

(720) 273-2398
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes                      ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒ No

As of August 14, 2017, registrant had outstanding 13,205,450 shares of common stock, no par value.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets:
Cash	$38,830	$60,202
Rent receivable	4,101	500
Prepaid expenses	5,633	1,737
Total current assets	48,564	62,439

Property and equipment, net	808,549	820,203

Other assets:
Security deposits	1,400	1,400

Total assets	$858,513	$884,042

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$18,094	$18,336
Accrued wages	28,612	28,612
Accrued liabilities	50,968	56,672
Accrued interest – related party	4,051	3,305
Note payable, current portion	11,229	10,790
Related party note payable	15,900	17,590
Total current liabilities	128,854	135,305

Long term debt, net of current portion	795,137	800,864
Total liabilities	923,991	936,169

Commitments and Contingencies

Shareholders' deficit:
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(377,221)	(363,870)
Total shareholder's deficit	(65,478)	(52,127)

Total liabilities and shareholders' deficit	$858,513	$884,042

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Commission income	$20,822	$72,492	$70,299	$120,518
Rental and property and rental management income	66,072	60,025	126,911	116,930
Revenue	$86,894	$132,517	$197,210	$237,448

Operating expenses:
Commission expense	1,898	42,919	6,464	47,722
Professional fees	6,563	9,939	13,393	26,218
General and Administrative	93,508	81,668	172,139	145,665
Total operating expenses	101,969	134,526	191,996	219,605

Operating income (loss)	(15,075)	(2,009)	5,214	17,843

Other income (expense)
Gain on legal settlement	14,560	-	14,560	-
Interest expense	(16,540)	(14,367)	(33,125)	(28,951)

Total other income (expense)	(1,980)	(14,367)	(18,565)	(28,951)

Net loss	$(17,055)	$(16,376)	$(13,351)	$(11,108)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450	13,205,450	13,205,450

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,351)	$(11,108)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization	11,654	11,871
Changes in operating assets and liabilities:
Increase in rent receivable	(3,601)	—
Increase in prepaid expense	(3,896)	(4,739)
Increase in accrued interest	746	184
(Decrease) increase in accrued liabilities	(5,704)	4,430
(Decrease) increase in accounts payable	(242)	19,277

Net cash provided by (used in) operating activities	(14,394)	19,915

Cash flows from investing activities:
Purchase of fixed assets	—	(940)

Net cash (used in) investing activities	—	(940)

Cash flows from financing activities:
Proceeds from related party payable	2,310	1,258
Payment of related party payable	(4,000)	(9,193)
Payment of long term debt	(5,288)	(6,848)

Net cash (used in) financing activities	(6,978)	(14,783)

Net change in cash	(21,372)	4,192

Cash, beginning of period	60,202	45,210

Cash, end of period	$38,830	$49,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$32,379	$28,767

See accompanying notes to consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

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

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2016 financial statements and notes thereto included. The results of operations for the period ended June 30, 2017, are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2017, the related party payable had a net decrease of $1,690.  The balance of the related party payable was $15,900 and $17,590 as of June 30, 2017 and December 31, 2016, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $4,051 and $3,305 at June 30, 2017 and December 31, 2016, respectively.  Interest expense for the six months ended June 30, 2017 and 2016 was $746 and $184, respectively.  Interest expense for the three months ended June 30, 2017 and 2016 was $377 and $13, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

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

Fixed assets and related depreciation are as follows:

	June 30, 2017	December 31, 2016
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(69,900)	(58,246)
Total fixed assets	$808,549	$820,203

Depreciation and amortization expense was $11,654 and $11,871 for the six months ended June 30, 2017 and 2016, respectively.  Depreciation and amortization expense was $5,685 and $5,935 for the three months ended June 30, 2017 and 2016, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.
2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.
3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.
4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of June 30, 2017, the balance of the note was $806,366 and the annual maturities of the long-term debt were:

Year Ending December 31,
2017	$5,502
2018	11,090
2019	789,774

$806,366

Note 6:  Commitment and Contingencies

On March 28, 2017 an ongoing lawsuit regarding the warehouse owned by the Company was settled.  The Company received $23,092 to cover attorney fees paid over the course of the lawsuit.

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

Our net loss for the six months ended June 30, 2017 was $13,351.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 97 rental real estate owned by non-related third parties. In comparison our net loss for the six months ended June 30, 2016 was $11,108.

For the six months ended June 30, 2017 the Company generated a total of $197,210 in revenues, consisting of $70,299 from sales commissions and $126,911 from rental and property management.  During the six months ended June 30, 2016 we generated a total of $237,448 in revenues, consisting of $120,518 from sales commissions and $116,931 from rental and property management.  Commission income decreased over prior year due to a decline in home sales.  The increase in rental and property management is the result of an increase in the number of rentals we manage.

During the six months ending June 30, 2017 we incurred operating expenses totaling $191,996. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the six months ended June 30, 2016 we incurred a total of $219,605 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The decrease in expenses over prior year was primarily related to decrease in commission expense as a result of the decrease in sales commission.  Also, professional fees decreased over prior year due to decrease in audit and legal fees and the refund of legal fees with the settlement of the lawsuit.  The decrease in these expenses was offset some by an increase in other administrative expenses.

Our net loss for the three months ended June 30, 2017 and 2016 was $17,055 and $13,351, respectively.  For the three months ended June 30, 2017 the Company generated a total of $86,894 in revenues, consisting of $20,822 from sales commissions and $66,072 from rental and property management.  During the three months ended June 30, 2016 we generated a total of $132,517 in revenues, consisting of $72,492 from sales commissions and $60,025 from rental and property management

During the three months ending June 30, 2017 we incurred operating expenses totaling $101,969. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended June 30, 2016 we incurred a total of $134,526 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The decrease in expenses over prior year was primarily related to decrease in commission expense as a result of the decrease in sales commission.  Also, professional fees decreased over prior year due to decrease in audit and legal fees and the refund of legal fees with the settlement of the lawsuit.  The decrease in these expenses was offset some by an increase in other administrative expenses.

Liquidity and Capital Resources

At June 30, 2017, we had $38,830 in cash and working capital deficit of $80,290.  At December 31, 2016 we had $60,202 in cash and a working capital deficit of $72,866.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Mine Safety.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 - Exhibits and Reports on Form 8-K.

(a)       Exhibits:

Exhibit Number	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)   Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 14, 2017	BY:	/s/ Corey Wiegand
Corey Wiegand
President