Form 10-Q
period 2017-09-30
Home Treasure Finders, Inc.
filed 2017-11-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2017	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4316 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

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

As of November 14, 2017, 13,205,450 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets:
Cash	$37,385	$60,202
Rent receivable	2,086	500
Prepaid expenses	2,816	1,737
Total current assets	42,287	62,439

Property and equipment, net	803,053	820,203

Other assets:
Security deposits	1,400	1,400

Total assets	$846,740	$884,042

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$22,231	$18,336
Accrued wages	40,612	28,612
Accrued liabilities	54,024	56,672
Accrued interest – related party	4,462	3,305
Note payable, current portion	11,455	10,790
Related party note payable	10,977	17,590
Total current liabilities	143,761	135,305

Long term debt, net of current portion	792,187	800,864
Total liabilities	935,948	936,169

Commitments and contingencies	-	-

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(400,951)	(363,870)
Total shareholders' equity (deficit)	(89,208)	(52,127)

Total liabilities and shareholders' equity (deficit)	$846,740	$884,042

See accompanying notes to condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Commission income	$37,898	$44,535	$108,198	$165,053
Property and rental management income	65,409	59,726	192,319	176,657
Revenue	$103,307	$104,261	$300,517	$341,710

Operating expenses:
Commission expense	29,353	4,448	35,817	52,170
Professional fees	6,686	7,713	20,079	33,931
General and Administrative	74,477	84,393	246,617	230,060
Total operating expenses	110,516	96,554	302,513	316,161

Operating income (loss)	(7,209)	7,707	(1,996)	25,549

Other income (expense):
Gain on legal settlement	-	-	14,560	-
Interest expense	(16,520)	(14,418)	(49,645)	(43,369)

Total other income (expense)	(16,520)	(14,418)	(35,085)	(43,369)

Income (loss) before taxes	(23,729)	(6,711)	(37,081)	(17,820)

Income tax expense	—	—	—	—

Net income (loss)	$(23,729)	$(6,711)	$(37,081)	$(17,820)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450	13,205,450	13,205,450

See accompanying notes to condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(37,081)	$(17,820)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	17,150	17,874
Changes in operating assets and liabilities:
Increase in rent receivable	(1,586)	-
Increase in prepaid expense	(1,079)	(2,023)
Increase in accrued interest related party	1,157	309
Increase in accrued liabilities	9,352	2,728
Increase in accounts payable	3,895	16,900

Net cash provided by (used in) operating activities	(8,192)	17,968

Cash flows from investing activities:
Cash paid for fixed assets	-	(940)
Net cash used in investing activities	-	(940)

Cash flows from financing activities:
Proceeds from related party payable	2,387	3,145
Payment of related party payable	(9,000)	(9,193)
Payment of long term debt	(8,012)	(10,363)

Net cash provided by (used in) financing activities	(14,625)	(16,411)

Net change in cash	(22,817)	617

Cash, beginning of period	60,202	45,210

Cash, end of period	$37,385	$45,827

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$48,488	$32,591

NON CASH FINANCING ACTIVITIES:
None	—	—

See accompanying notes to condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2016 financial statements and notes thereto included. The results of operations for the period ended September 30, 2017, are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2017, the related party payable had a net decrease of $6,613.  The balance of the related party payable was $10,977 and $17,590 as of September 30, 2017 and December 31, 2016, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $4,462 and $3,305 at September 30, 2017 and December 31, 2016, respectively.  Interest expense for the nine months ended September 30, 2017 and 2016 was $1,157 and $184, respectively.  Interest expense for the three months ended September 30, 2017 and 2016 was $411 and $125, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements

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
Fixed assets and related depreciation are as follows:

	September 30, 2017	December 31, 2016
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(75,396)	(58,246)
Total fixed assets	$803,053	$820,203

Depreciation expense was $17,150 and $17,874 for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation expense was $5,496 and $6,003 for the three months ended September 30, 2017 and 2016, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.
2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.
3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.
4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of September 30, 2017, the balance of the note was $803,642 and the annual maturities of the long-term debt were:
Year Ending December 31,
2017	$2,778
2018	11,090
2019	789,774

$803,642

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

Our net loss for the nine months ended September 30, 2017 was $37,081.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 97 rental real estate owned by non-related third parties. In comparison our net loss for the nine months ended September 30, 2016 was $17,820.

For the nine months ended September 30, 2017 the Company generated a total of $300,517 in revenues, consisting of $108,198 from sales commissions and $192,319 from rental and property management.  During the nine months ended September 30, 2016 we generated a total of $341,710 in revenues, consisting of $165,053 from sales commissions and $176,657 from rental and property management.  Commission income decreased over prior year due to a decline in home sales.  The increase in rental and property management is the result of an increase in the number of rentals we manage.

During the nine months ending September 30, 2017 we incurred operating expenses totaling $302,513. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the nine months ended September 30, 2016 we incurred a total of $316,161 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The decrease in expenses over prior year was primarily related to decrease in commission expense as a result of the decrease in sales commission income.  Also, professional fees decreased over prior year due to decrease in audit and legal fees and the refund of legal fees with the settlement of the lawsuit.  The decrease in these expenses was offset some by an increase in other administrative expenses.

Our net loss for the three months ended September 30, 2017 and 2016 was $23,729 and $6,711, respectively.  For the three months ended September 30, 2017 the Company generated a total of $103,307 in revenues, consisting of $37,898 from sales commissions and $65,409 from rental and property management.  During the three months ended September 30, 2016 we generated a total of $104,261 in revenues, consisting of $44,535 from sales commissions and $59,726 from rental and property management.

During the three months ending September 30, 2017 we incurred operating expenses totaling $110,516. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended September 30, 2016 we incurred a total of $96,554 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to an increase in commission expense paid in this quarter due to the timing of commission income received.  Also, professional fees decreased over prior year due to decrease in audit and legal fees.  The decrease in these expenses was offset some by an increase in other administrative expenses.

 Liquidity and Capital Resources

At September 30, 2017, we had $37,385 in cash and working capital deficit of $101,474.  At December 31, 2016 we had $60,202 in cash and a working capital deficit of $72,866.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 14, 2014	BY:	/s/ Corey Wiegand
Corey Wiegand
President