Form 10-K
period 2017-12-31
Home Treasure Finders, Inc.
filed 2018-04-02
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State issuer's revenues for the most recent fiscal year:  $412,3115.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting stock held by non-affiliates 3,305,450 shares of no par value Common Stock was $165,272 as of June 27, 2017. The stock price for computational purposes was $0.05 per share, based upon the fact that the final trade for the Registrant's Common Shares on the OTCQB on June 27, 2017 was at $0.05.  per share. The value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

 The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, March 30, 2018 was: 13,205,450 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

To activate our business we borrowed money from our President, Corey Wiegand, completed several private placements as well as a management led IPO. At December 31, 2017 our shares were quoted on the OTCQB under the symbol "HMTF."As of the date of this report our shares are quoted on Pink Current and our trading symbol remains "HMTF."

Company History

We organized under the laws of the State of Colorado on July 28, 2008.

History of Operations.  In March of 2010, we began providing real estate agents with buyer leads and thereby obtaining referral commissions from subsequent sales. Colorado law provides that we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted our founder, Corey Wiegand an "Employing Broker" license which satisfies regulatory requirements. As of December 31, 2017, and the date of this report, commission revenue from real estate transactions form a significant part of our total revenue.

During 2013 we expanded our real estate activities to include property management and as of December 31, 2017 and the date of this report, we manage 115 rental units and generate net revenue from monthly management fees.

On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc. The purpose of our subsidiary is to acquire and generate income from real property suited to the legal cultivation of marijuana.

On September 15, 2014 we closed the purchase of our first property zoned for legal cannabis cultivation.  Our Denver warehouse building is comprised of three units.  As of December 31, 2017 and the date of this report, revenue generated from this commercial property represents a significant portion of our total revenue.

We purchased our warehouse with a 1% down payment with the balance carried by the seller. On November 5 and December 1, 2014 we leased space within the building to several unrelated licensed growers. One grower completed construction work on his two units and subsequently we amended his lease to include the third unit which had been abandoned by the original lessee. The City of Denver has issued our tenant an occupancy permit providing for legal marijuana cultivation at all three units which comprise the entire building.  Our tenant paid for improvements to bring the building into compliance with Building Codes of the City of Denver and rules promulgated by Colorado State Marijuana Enforcement Division. Further information regarding our cannabis warehouse venture and related financial performance and projections may be found on page 5 of this report and also in the MD&A section of this report.

As of December 31, 2017 and the date of this report, we are seeking to lease or acquire additional properties zoned for cannabis cultivation. We are also considering purchase or lease of properties which we believe may be converted to "Cannabis clubs" where the public may one day legally consume cannabis under legislation and rules promulgated by the State of Colorado as well as various cities.  For example, during November 2016 Denver voters passed Initiative 300. In connection with Initiative 300, Denver City Council will shortly finalize various rules under which clubs, bars or other similar entities open to the public may permit public consumption of cannabis on site. We believe this demonstrates that the laws of Colorado will continue to evolve rapidly in response to demand from Colorado residents who reside in rental units which often prohibit marijuana use on site. We believe there is also growing demand from out of state tourists who seek a safe legal place to socialize while consuming cannabis.

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

2. Property Management. We collect rents online each month from tenants living in the properties we manage.  Our monthly management fees are deducted from rent. We pay the resulting net rent to property owners each month. We inspect each property monthly. We help owners arrange for routine maintenance and repairs as needed.

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

2.  Property Management.  Home Treasure Finders, Inc. also operates a division that provides tenant finder leasing services, comprehensive property management services, financial, reporting and maintenance services to Denver, Colorado Springs and Greeley area landowners and investors. We help busy owners keep their property fully leased and in top condition. We presently have 115 properties under management.

3.  Commercial Real Estate for Cannabis. HMTF Cannabis Holdings, Inc. is our commercial real estate investor, acquisition, rehabilitation, and leasing subsidiary.  We operate in a rapidly expanding segment of the Colorado commercial real estate market as Licensed Real Estate Agents.  As such, we may enjoy strong strategic and operational advantages.  We save our clients time and money through our personal contacts and our experience gained in making and operating zoned investments for our own account.

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

1.  Real Estate Sales.  The Denver Area Real Estate market has experienced remarkable appreciation.  We distinguish ourselves by providing a high level of training and services to our brokers, such as IVR property signs plus aerial fly by video marketing and virtual tours, rather than still photos. Our strategic partnership with Visionary Aircraft Corporation allows our agents to receive a discounted rate for all listing video footage. Our training program outlines a proven system for agents to succeed in establishing themselves as area specialists by prospecting door-to-door for new listings. We believe our competition does not provide effective training to convert leads to sales. In response to competition from discount brokers we allow experienced agents to park their license at our office for a small monthly desk fee. Thereafter, we generally collect an additional transaction fee for each sale they close.

2.  Property Management.  The Denver Metro population has continued to accelerate.  As a result there is a shortage of affordable low cost residential rentals.  As of December 31, 2017 and the date of this report, all 115 of the residential units we manage are fully occupied.  We distinguish ourselves from the competition by offering video advertising of each rental if it becomes vacant. We arrange showings seven days per week.  We tailor our management services to meet the unique needs of each of our clients.

3.  Commercial Real Estate for Cannabis. We are an active participant in Colorado's fast growing cannabis industry. We have successfully acquired a vacant warehouse zoned for cannabis cultivation for our own account with a $10,000 down payment. Subsequently we leased the warehouse to licensed growers and we enjoy a positive cash flow from tenant rents.

Our warehouse lease now in place amounts to a 12.1% capitalization rate.  This assumes the property's estimated value of 1.1 million dollars. This figure is based on the offering price of comparable like properties that are being sold in Denver as of the date of this audit. As of the date of this report we have not obtained an appraisal to confirm this estimate. The annual cash flow from the property of $66,000 represents a 244% cash on cash return on our initial investment of $27,000.

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

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana growers, patients and dispensaries by drafting a memo later called the Cole memo.  In 2018, Jeff Sessions, the Attorney General under the current administration, rescinded this memo however, we do not know of any judicial actions with respect to federal enforcement of Marijuana laws at the state level.

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

While we believe strong public support exists for adoption of these or similar measures, there is no assurance that federal laws will be changed accordingly.  Recently. the Trump Administration and US Department of Justice have indicated that they are reversing course and may elect to activate more restrictive measures. Thereafter, governors of numerous states, including Colorado, where liberalized marijuana laws exist, have responded that they support a continuation of their respective liberalization policies and will oppose any inappropriate federal enforcement efforts that may be forthcoming. We are unclear as to how this conflict may resolve and what effect it may have on company real estate holdings and related revenue.

The following links may be of use to understand the details of existing Colorado Law:

http://new.livestream.com/accounts/4105485/CAR031314
http://www.colorado.gov/cs/Satellite/Rev-MMJ/CBON/1251581331216

Maintaining all licenses deemed necessary by governmental jurisdictions is expensive and time consuming. and could delay operations.  An unfavorable outcome in connection with future government regulations, licensing and other risks is possible.

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

Our office is located at 4316 Tennyson Street, Denver CO 80212. This is a preferred storefront shopping location in the up and coming Highlands / Berkeley Neighborhood. We enjoy good visibility and walk-by exposure but are evaluating various options to relocate if the landlord at our present location proceeds with plans to demolish our unit and replace it with new construction.
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

We have had substantial losses since inception and as of December 31, 2017 and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven.  In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

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

As of December 31, 2017 and the date of this report, numerous states and the District of Columbia allow their citizens to use medical marijuana. Additionally, voters in the states of Colorado, Washington, Oregon, Alaska, California, Nevada, Maine, Washington and the District of Columbia have approved ballot measures to legalize cannabis for "recreational" adult use.

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

Since the use of marijuana is illegal under Federal law, a compelling argument has been made in the past that banks cannot accept deposit funds from businesses involved with marijuana. We believe that this argument may someday be abandoned, but there is no assurance of this. Recently the State of Colorado has made efforts to organize Fourth Corner Credit Union which is intended to serve the banking needs of the Cannabis Industry in Colorado.  On February 2, 2018 the Federal Reserve granted Colorado a conditional approval However, as of the date of this report this facility has not opened for business and given the attitudes of the new administration, may never open. There is no assurance that the environment for banking relationships will progress favorably. In any case, inability to open conventional bank accounts may continue make it difficult for marijuana connected businesses to operate.

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

A significant portion of our monthly cash flow derives from rental revenue derived from our warehouse, which may prove uncollectable.

We carefully vet prospective tenants, and we obtain their personal guarantees as to payment and performance under the lease terms.

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

During the past we have experienced disagreements with our warehouse tenants.  One tenant abandoned his unit and was evicted. The other tenant ultimately amended his lease to include the abandoned space but only after considerable argument over various lease terms had been settled.  As of the date of this report, a single tenant is leasing our entire Garfield Street warehouse and that tenant has generally remained current on lease payments.  As of December 31, 2017 and the date of this report, we know of no unresolved issues with our present tenant and are presently in discussions to extend their lease under terms believed favorable to us; however, there is no assurance of a favorable outcome.

If we pursue an action for eviction, one or more tenants might cause physical damage to our real estate and/or fight an action for eviction, and/or refuse to vacate or otherwise undertake to block and/or slow our efforts to regain proper possession of our warehouse or to locate a suitable alternative tenant to re-lease our warehouse.

We believe that we have acted legally and in good faith with respect to our warehouse tenant. We further believe that our real estate is adequately insured. We plan to defend our property and related contractual rights to the fullest extent of the law.  In the past we were assisted by counsel to negotiate a suitable remedy to various disputes.  There is no present way to predict the final outcome of any new issues that may arise.

A tenant, present or former, may claim to have suffered damages and in connection with that belief, may elect to initiate and thereafter pursue one or more regulatory complaints or lawsuits against the Company, its management and subsidiaries.

We believe we have acted properly in all of our dealings with tenants at our warehouse and properties we manage for third parties and otherwise. We have requested counsel to confirm the legality of our past and present agreements and actions and to advise us accordingly. In any case, we have prevailed in various prior matters of this nature and we plan to vigorously defend any suit or regulatory complaint brought against the Company, its employees or agents.

We have a limited operating history and operate under a professional license held by management

Our ability to achieve consistent cash flow and profitability depends upon the continued service of Corey Wiegand. Mr. Wiegand is our primary source of commission revenue, our CEO and our only management level executive. Mr. Wiegand holds an Employing Broker  license issued by the State of Colorado. All of our Colorado based real estate brokerage and management revenue depend upon the present license held by Mr. Wiegand. In the event that the license held by Mr. Wiegand is censured or otherwise downgraded by an action of regulatory process, our business could be damaged. We believe that Mr. Wiegand has complied with all requirements to maintain an Employing Broker license.

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

Our real estate sales business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through "buyer agents" rather than primarily through our founder. To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We plan to aggressively expand our professional staff

We have activated our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our IVR leads.  As of the date of this report, in addition to Mr. Wiegand we have six active licensed Real Estate Agents and we are endeavoring to recruit and train additional agents. All of our trainees are either presently licensed or enrolled in courses operated by third party realtor schools. All of our trainees pay their own expenses for the classes. We may elect to offer newly hired Licensed Real Estate Agents a bonus plan which awards shares of our common stock which vest over a one year period assuming productivity goals are achieved. Further detail is outlined in the Broker Relationship Agreement signed by each new hire.

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

Several years ago, Mr. Wiegand contributed his property management entity known as CW Properties and we have taken over operations.  We currently manage 115 rental units and as of December 31, 2017 and the date of this report our management activities continue to generate net revenue from management fees.  In the future we may undertake additional activities in property management as well as those in connection with our ongoing business plan or, alternatively we may elect to sell our property management business.

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

We have recently expanded brokerage and property management. We now operate in Colorado Springs and Greeley.

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

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer and sole director listed under "Management." Loss of the services of Corey Wiegand, or any significant negative development in connection with any professional license held by Mr. Wiegand would have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Competition for qualified buyer agents among companies in the real estate industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled realtors required for the expansion or maintenance of our activities, could have a materially adverse effect on our future financial performance.  Inability to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

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

The inability to pay for press releases, investor road shows or other media events intended to expose our shares to institutional investors, could adversely affect our ability to generate investor support for our common shares.

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

Existing real estate laws, regulations, land use codes and policies, the rules promulgated by the Department of Regulatory Agencies or the State of Colorado's Marijuana Enforcement authorities and changes to these regulations and policies may present technical, regulatory and economic barriers to our real estate operations, potential buyers and to our tenants at the Company's Garfield Street warehouse or elsewhere.

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

Today, we believe consumer confidence is high and trending upwards. However buyers are finding it very difficult to locate affordable properties and qualify for loans. Interest on mortgages is rising.   In the past federal, state and local government bodies in many states have provided incentives in the form of rebates, tax credits and other incentives to buyers that are willing to purchase real estate. For example, an eight thousand dollar first time home buyer tax credit was offered and thereafter the credit offering expired.  Future government economic incentives, if any, could be reduced or eliminated altogether. Such home buyer incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of governmental incentives could result in decreased demand for our services.

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

Problems with service quality or agent performance may include agent error, agent negligence or problems within the mentoring services we plan to provide. The result would likely be fewer customers, reduced revenue, unexpected expenses and loss of market share.

We are significantly reliant on the abilities and skills and Employing Broker license of Corey Wiegand.  other agents and assistants that act on our behalf.  In the past, various clients who received services from our company or who lease our Garfield Street warehouse or leased the residential property we manage have filed complaints that allege poor performance, fraud or in some way challenge our performance.  While we believe that these allegations are without merit and we vigorously defend the legality and appropriateness of our past actions, we may fall victim to regulatory actions or court rulings in connection with alleged agent errors, omissions or other issues.

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

Compliance with real estate law and local regulations can be expensive, and any alleged  non-compliance with these regulations may result in adverse publicity, license censure and potentially significant monetary damages and fines

The Company as well as its tenants must comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial.

We have recently revised elements of our advertising and internal bookkeeping to comply with DORA regulations.

Recently we have spent significant time responding to consumer issues brought to our attention by DORA (Colorado Department of Regulatory Agencies). A total of three regulatory contacts have occurred during the past ten years from disgruntled tenants or buyers in connections with our brokerage and management services.  The first two disputes in 2105 and 2016 created only annoyance due to  lost time, changes to bookkeeping methods, or the need to pay a nominal fine to the State. However, the existence of those two resolved past DORA claims and related stipulations and fines has become part of our DORA case file can be used by DORA as a basis for enhanced discipline in the event of the third complaint. Such a third complaint was filed in 2017 is now under Dora review. Regardless of the merit of such past or future complaints, going forward, if we fail to prove to the satisfaction of DORA that we have complied with real estate laws and regulations we may be required to pay substantial fines and/or face license discipline. In the event we receive but cannot accept an unfavorable ruling by Dora on the current complaint, we have the option to appeal the unfavorable DORA decision to the Colorado Attorney General. Our loss of productive time and potentially huge legal bills to conduct a trial before an administrative judge would significantly damage the company. Further, there is no assurance of success in undertaking such an appeal. While we do not expect an unfavorable outcome to this third dispute, or to any future dispute, in the event we lose, we could be forced to alter, suspend, or cease certain real estate operations.

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

Our common stock has been assigned a trading symbol, "HMTF." As of December 31, 2107Our common shares were quoted on the OTCQB. The cost of such quotation and related services from OTC Markets, Inc. is $10,000 per year. We have recently elected to save money and have our shares quoted on Pink Current  which is also operated by OTC Markets, Inc. The transition is seamless. While trading activity in our shares has periodically accelerated, there can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Investors will find additional information on our company and day-to-day trading activity of our common shares. Best BID and OFFER quotes as well as volume are updated in real time on the web site maintained by OTC Markets.  The web address is:  www.otcmarkets.com.  The trading symbol of our common shares is "HMTF."

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

We currently maintain administrative and real estate operations in office space of approximately 850 square feet located at 4316 Tennyson Street, Denver, CO 80212 at a monthly rent of $1,400. This space is larger, has more rooms and a higher level of tenant finish than our prior space next door. We are evaluating a possible move which may occur in September 2018.

We are evaluating opportunities to acquire additional properties zoned for cannabis cultivation.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us other than litigation, in the normal course of business.

Previous Litigation. We have prevailed in the case brought by a former tenant of our Garfield Street warehouse, evicted for failure to pay rent.. The court dismissed this suit. While our legal defense proved successful, we incurred significant costs and the dismissal entitled us to recover our expenses from the plaintiff.  On March 28, 2017, the court issued a judgement against the plaintiff for our legal expenses amounting to $23,092. We settled for a lesser sum and the case closed during 2017.

ITEM 4.  MINE SAFETY DISCLOSURE

 Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2017  our shares were quoted on the OTCBB/OTCQB under the symbol "HMTF." Our shares are presently quoted on Pink Current. In the future, should we meet stringent qualifications and pay the required fee, we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity have been unpredictable and highly volatile. Closing prices have ranged from $0.02 to $5.34.

The following table contains data from OTC Markets, Inc. and summarizes our past share price:

	High	Low
Fiscal Year ended December 31, 2017
First quarter	0.06	0.06
Second quarter	0.05	0.05
Third quarter	0.07	0.07
Fourth quarter	0.08	0.08

Fiscal Year ended December 31, 2016
First quarter	0.4	0.02
Second quarter	0.27	0.25
Third quarter	0.25	0.25
Fourth quarter	0.43	0.05

SHAREHOLDERS

As of the date of this report, there were approximately 56 direct holders of our common stock certificates as shown on the list maintained by our transfer agent. Additional shareholders may have purchased their shares on OTCQB or Pink Current. Shares held  in street name and are not included in the tally maintained by our transfer agent.

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

Our website supports three divisions:

1.	Real estate listing and sales
2.	Property Management
3.	Commercial real estate for cannabis

Real Estate Investment Seminars

We offer seminars for:

•	Purchase, rent and hold till retirement
•	Fix and Flip

Present third party listing agents/buyer agents/referrals

As of December 31, 2017 and the date of this report, the majority of listings and resulting sale commissions were generated by our officer and founder, Corey Wiegand.  Commissions generated by recently hired licensed Real Estate Agents are increasing.

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

Each time a home buyer sees a FOR SALE sign and the Home Treasure Finder's IVR sign in front of it, the prospective buyer may choose to:

1. 2.	Call the listing agent directly by calling the number, if any, displayed on the larger FOR SALE sign and/or; Call the 1-800 number displayed on our smaller IVR sign.

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

As of December 31, 2017, there were seven agents generating commissions which were Corey Wiegand and six others.  Presently, as of the date of this report there are six agents generating commissions comprised of Mr. Wiegand and five others.

We have used the services of a part time consultant to locate and screen prospective agents. The consultant is compensated for each licensed Real Estate Agents we hire. To date, this approach has been only modestly successful.

PLAN OF OPERATIONS AND PROJECTIONS

During 2017 and 2016 our cash flow has been generally sufficient to sustain operations.

We have no present arrangement for financing and we cannot predict if or when funds will become available to us.

Our Potential for Growth.

We have fully commenced real estate sales and property management operations and generated significant revenues.

During 2017 we generated $152,548 in commission revenue and $259,848 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

During 2016 we generated $216,400 in commission revenue and $235,659 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

Our operating expenses include significant legal, consulting, accounting services.  As a consequence, our net losses for the years December 31, 2017 and 2016 total $36,486 and $19,007, respectively.

Financial Projection for 2018 for Garfield Street Warehouse under presently performing leases:

Rent	$144,000	Note 1
Less Interest	(64,582)	Note 2
Less Insurance	(2,032)	Note 3
Less Taxes	(8,524)	Note 4
Less Depreciation	(20,874)	Note 5
Income	$48,028	Note 6

Notes:

1.	Lease at 4430 is $12,000/ month. We anticipate rental revenue during 2017 will total $144,000.
2.	Interest for 2016 computed from loan amortization table. Assumes $811,654 starting principle balance.
3.	Insurance. Policy purchased on 1/3/2016. Annual premium of $2,032 paid in full.
4.	Property Tax is $8,650.
5.	Depreciation is based upon 39 year straight line applied to combined value of building $803,100 plus architect and engineer documents valued at $11,000.
6.	Income per GAAP

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

As of December 31, 2017, we had $49,437 in cash, and a working capital deficit of $97,7115.

The following table sets forth our statements of operations data for the year ended December 31, 2017 and 2016.

Summary Statement of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues, net	$412,3115	$452,059
Gross profit	412,3115	452,059
Selling, general and administrative expenses	323,325	305,328
Commission expense	46,842	57,088
Professional fees	27,533	49,475
Total operating expenses	397,700	411,891
Profit from operations	14,6115	40,168
Other Income (expense)	(51,182)	(59,175)
Loss from operations before income taxes	(36,486)	(19,007)
Net loss	$(36,486)	$(19,007)

Revenues

For the year ended December 31, 2017 we have generated $412,3115 in revenues.  Revenue consisted of $152,548 in commission income and $259,848 in management fees and rent.

Total Operating Expenses

Our net loss increased by $17,479 or 92% to $36,486 from $19,007 for the year ended December 31, 2017 compared with the prior year ended December 31, 2016. This was primarily attributed the net effect of the following factors:

1.
Commission income decrease by $63,852 or 30% to $152,548 from $216,400 for the year ended December 31, 2017 compared with the prior year ended December 31, 2016.  This was attributable to a decrease in homes for sale in the Denver market.  Commission expense also decreased over prior year which is in line with a decrease in Commission income.

2.
General and administrative expenses increased by $17,797, or 6%, to $323,325 for the year ended December 31, 2017 from $305,528 for the prior year ended December 31, 2016. This was due to increases in salary expense, office expense and a decrease in property management expenses all connected to increase in property management activity and revenue.

3.	Professional fees decreased by $21,942 or 44% to $27,533 for the year ended December 31, 2017 from $49,475 for the prior year ended December 31, 2016. This is attributable to a decrease in legal fees.

Cash Flow, Liquidity and Capital Resources

For the year ended December 31, 2017, our cash flow provided by operating activities was $8,218, as compared to cash flow provided by operating activities of $34,858 for the prior year ended December 31, 2016. The decrease in net cash provided by operating activities of $26,640 was primarily due to a decrease in payables and increase in net loss in the current year.

Cash flow used in investing activities was $0 and $940 for the year ended December 31, 2017 and 2016. The decrease of $940 in investing activities was primarily due to no fixed assets purchased in the current year.

Cash flow used in financing activities was $18,983 for the year ended December 31, 2017, as compared to cash used in financing activities of $18,926 during the year ended December 31, 2016. The increase in cash flow used in financing activities was minor and cash flow used in financing activities was consistent with prior year.

At December 31, 2017, we had $49,437 in cash. The cash held in our checking account is usable by the Company. The cash held in our savings account, representing segregated tenant deposits, is not usable.

At year end our working capital deficit was $97,7115.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 21 of this report.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
Home Treasure Finders, Inc. and Subsidiaries
Denver, Colorado

need new report

Haynie & Company
 Salt Lake City, Utah
March 31, 2018

F-2

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

Assets

Current Assets:
Cash	$49,437	$60,202
Rent receivable	4,176	500
Prepaid expenses	-	1,737
Total current assets	53,613	62,439

Property and equipment, net	797,557	820,203

Other assets:
Security deposits	1,400	1,400

Total assets	$852,570	$884,042

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$21,017	$18,336
Accrued wages	43,612	28,612
Accrued liabilities	61,788	56,672
Accrued interest - related party	4,505	3,305
Note payable, current portion	11,090	10,790
Related party note payable	9,397	17,590
Total current liabilities	151,409	135,305

Long term debt	789,774	800,864
Total liabilities	941,183	936,169

Commitments and contingencies	-	-

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	115,476	115,476
Accumulated deficit	(400,356)	(363,870)
Total shareholders' equity (deficit)	(88,613)	(52,127)

Total liabilities and shareholders' equity (deficit)	$852,570	$884,042

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2017	2016

Commission income	$152,548	$216,400
Property and rental management income	259,848	235,659
Total revenue	412,396	452,059

Operating expenses:
Commission expense	46,842	57,088
Professional fees	27,533	49,475
General and administrative	323,325	305,328
Total operating expenses	397,700	411,891

Operating profit	14,696	40,168

Other Income (expense)
Gain on legal settlement	14,560	-
Interest expense	(65,742)	(59,175)

Total other (expense)	(51,182)	(59,175)

Loss before income taxes	(36,486)	(19,007)

Income tax expense	-	-

Net loss	$(36,486)	$(19,007)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2016	13,205,450	$215,267	$115,476	$(344,863)	$(33,120)

Net loss for the year ended December 31, 2016	—	—	—	(19,007)	(19,007)

Balance at December 31, 2016	13,205,450	$215,267	$115,476	$(363,870)	$(52,127)

Net loss for the year ended December 31, 2017	—	—	—	(36,486)	(36,486)

Balance at December 31, 2017	13,205,450	$215,267	$115,476	$(400,356)	$(88,613)

See accompanying notes to consolidated financial statements

HOME TREASURER FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2017	2016
Cash flows (to) from operating activities:
Net loss	$(36,486)	$(19,007)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	22,646	23,843

Changes in operating assets and liabilities:
(Increase) in rent receivable	(3,676)	-
(Increase) decrease in prepaid expense	1,737	(1,381)
Increase (decrease) in accounts payable	2,681	18,336
Increase (decrease) in accrued salary	15,000	10,000
Increase (decrease) in accrued liabilities	5,116	(2,543)
Increase (decrease) in accrued interest	1,200	524
Net cash provided by operating activities	8,218	34,858

Cash flows used in investing activities:
Cash paid for fixed assets	-	(940)
Net cash used in investing activities:	-	(940)

Cash flows used in financing activities:

Payment of long term debt	(10,790)	(13,265)
Proceeds from related party payable	7,027	5,032
Payment of related party payable	(15,220)	(10,693)

Net cash used in financing activities	(18,983)	(18,926)

Net change in cash	(10,765)	14,992

Cash, beginning of year	60,202	45,210

Cash, end of year	$49,437	$60,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$64,316	$58,651

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL carryover	$86,600	$76,600
Related party accruals	1,900	3,500
Accrued payroll	9,800	7,100
Deferred tax liabilities:
Depreciation	6,000	5,000

Valuation allowance	(104,300)	(92,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book income	$(7,200)	$(3,700)
Depreciation	(1,600)	(1,400)
Related party accruals	(1,600)	2,900
Meals and entertainment	600	400
Accrued payroll	2,700	(5,600)

Valuation allowance	7,100	7,400
	$-	-

At December 31, 2017, the Company had net operating loss carryforwards of approximately $433,000 that may be offset against future taxable income as long as the "continuity of ownership" test is met.  No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.   The years 2015-2017 are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

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

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2017 and 2016 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

December 31, 2017 and 2016

NOTE 2 – PROPERTY AND EQUIPMENT

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

Fixed assets and related depreciation for the year ended December 31, 2017 and 2016 are as follows:

	2017	2016
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(80,892)	(58,246)
Total fixed assets	$797,557	$820,203

Depreciation expense was $22,646 and $23,843 for the years ended December 31, 2017 and 2016, respectively.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 3 – LONG-TERM DEBT (continued)

As of December 31, 2017, the balance of the note was $800,864 and the annual maturities of the long-term debt were:

Year Ending December 31,

2018	11,090
2019	789,774
$800,864

The three warehouse units are currently leased to one tenant. The Company is leasing each unit for $4,000 per month for the term of the lease which ends on November 1, 2018.

NOTE 4 – COMMON STOCK

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the related party payable had a net decrease of $8,193.  The balance of the related party payable was $9,397 and $17,590as of December 31, 2017 and 2016, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $4,505 and $3,305 at December 31, 2017 and 2016, respectively.  Beginning April 2016, the Company paid base compensation of $10,000 per month to the CEO for his services.  The Company also pays additional override of 10% based upon commission revenue.  The balance accrued at December 31, 2017 and 2016 was $43,612 and $28,612, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office space under a non-cancelable lease agreement accounted for as an operating lease.  We are leasing this facility for $21,000 for the term of the lease which ends on March 31, 2018.  At that time we shall have the option of extending the lease term.

Rent expense was $16,800 and $15,200 for the years ended December 31, 2017, and 2016, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2018	$4,200
Thereafter	-
$4,200

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 7 – GOING CONCERN

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

NOTE 8 – SUBSEQUENT EVENTS

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight of financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended December 31, 2017, that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would serve as a consultant to assist management in improvements in our disclosure controls and procedures and in our internal control over financial reporting.  We anticipate that the consultant will help to oversee our financial reporting and tracking documentation of all transactions.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	39	President, Chief Executive Officer, Chief Financial Officer and Sole Director
_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, age 39, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a real estate investor, Colorado licensed Employing Broker, and is certified to work with property management, short sales and bank owned properties.

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

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2017 and 2016 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

Effective April 1, 2016, Mr. Wiegand's salary increased from $6,000 to $10,000 a month plus he receives the additional override of 10% based upon commission revenue.  As of December 31, 2017 Mr. Wiegand is owed accrued salary totaling $43,612.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2017 and 2016. Mr. Wiegand received no compensation prior. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2017 2016	112,331 125,520	— —	— —	— —	— —	— —	— —	112,331 125,520

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2017 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.
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

Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 4316 Tennyson Street, Denver, CO 80212 .

Applicable percentage ownership is based on 13,205,450 shares of common stock outstanding as of December 31, 2017 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

During the year ended December 31, 2017, Corey Wiegand deferred cash collection of $7,027 from the Company to cover current expenses.  $15,220 was paid back to him.

During the year ended December 31, 2016, Corey Wiegand deferred cash collection of $19,090 from the Company to cover current expenses.  $5,193 was paid back to him.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2017, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2017.

During the fiscal year ended December 31, 2016, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $350 and $350, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

HOME TREASURE FINDERS (Registrant)

DATE: April 2, 2018	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer