Form 10-K/A
period 2017-12-31
Home Treasure Finders, Inc.
filed 2018-04-20
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Home Treasure Finders, Inc's. Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April, 2, 2018 (the "Form 10-K"), is to correct the amount for Additional Paid in Capital.  No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2017	2016

Commission income	$152,548	$216,400
Property and rental management income	259,848	235,659
Total revenue	412,396	452,059

Operating expenses:
Commission expense	46,842	57,088
Professional fees	27,533	49,475
General and administrative	323,325	305,328
Total operating expenses	397,700	411,891

Operating profit	14,696	40,168

Other Income (expense)
Gain on legal settlement	14,560	-
Interest expense	(65,742)	(59,175)

Total other (expense)	(51,182)	(59,175)

Loss before income taxes	(36,486)	(19,007)

Income tax expense	-	-

Net loss	$(36,486)	$(19,007)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2016	13,205,450	$215,267	$96,476	$(344,863)	$(33,120)

Net loss for the year ended December 31, 2016	—	—	—	(19,007)	(19,007)

Balance at December 31, 2016	13,205,450	$215,267	$96,476	$(363,870)	$(52,127)

Net loss for the year ended December 31, 2017	—	—	—	(36,486)	(36,486)

Balance at December 31, 2017	13,205,450	$215,267	$96,476	$(400,356)	$(88,613)

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

HOME TREASURE FINDERS (Registrant)

DATE: April 20, 2018	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer