Form 10-Q
period 2018-03-31
Home Treasure Finders, Inc.
filed 2018-05-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2018	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4316 Tennyson Street, Denver, Colorado	80212
(Address of principal executive offices)	(Zip code)

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

As of May 15, 2018, there were 13,205,450 shares of our common stock, no par value outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets:
Cash	$39,463	$49,437
Rent receivable	1,210	4,176
Related party receivable	1,398	-
Prepaid expenses	1,248	-
Total current assets	43,319	53,613

Property and equipment, net	792,060	797,557

Other assets:
Security deposits	1,400	1,400

Total assets	$836,779	$852,570

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$16,992	$21,017
Accrued wages	64,612	43,612
Accrued liabilities	55,906	61,788
Accrued interest – related party	1,218	4,505
Note payable, current portion	8,255	11,090
Related party note payable	-	9,397
Total current liabilities	146,983	151,409

Long term debt, net of current portion	789,774	789,774
Total liabilities	936,757	941,183

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(411,721)	(400,356)
Total shareholders' deficit	(99,978)	(88,613)

Total liabilities and shareholders' deficit	$836,779	$852,570

See accompanying notes to unaudited consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Commission income	$48,004	$49,477
Rental and property management income	70,907	60,839
Total revenue	$118,911	$110,316

Operating expenses:
Commission expense	31,860	4,566
Professional fees	6,810	6,830
General and administrative	75,530	78,631
Total operating expenses	114,200	90,027

Operating income	4,711	20,289

Other expense
Interest expense	(16,076)	(16,585)

Total other expense	(16,076)	(16,585)

Income before taxes	(11,365)	3,704

Income tax expense	—	—

Net income (loss)	$(11,365)	$3,704

Basic and diluted income (loss) per share	$(0.00)	$0.00

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450

See accompanying notes to unaudited consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(11,365)	$3,704
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Depreciation and amortization expense	5,497	5,969
Changes in operating assets and liabilities:
Decrease in rent receivable	2,966	-
Increase in prepaid expense	(1,248)	(10,677)
Increase (decrease) in accrued interest	(3,287)	369
Increase in accrued salary	21,000	-
Increase (decrease) in accrued liabilities	(5,882)	(9,170)
Increase (decrease) in accounts payable	(4,025)	763
Net cash provided by (used in) operating activities	3,656	(9,042)

Cash flows from financing activities:
Proceeds from related party payable	40	1,405
Payment of related party payable	(10,835)	(3,000)
Payment of long term debt	(2,835)	(2,617)
Net cash used in financing activities	(13,630)	(4,212)

Net change in cash	(9,974)	(13,254)

Cash, beginning of period	49,437	60,202

Cash, end of period	$39,463	$46,948

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$15,998	$16,216

NON CASH FINANCING ACTIVITIES:
None

See accompanying notes to unaudited consolidated financial statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 2017 financial statements and notes thereto included in our December 31, 2017 Annual Report on Form 10-K filed with the SEC. The results of operations for the period ended March 31, 2018, are not necessarily indicative of the operating results for the year ended December 31, 2018.

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

Note 3:  Related Party Transaction

During the three months ended March 31, 2018, the related party payable had a net decrease of $9,398.  The balance of the related party payable was $0 and $9,398 as of March 31, 2018 and December 31, 2017, respectively.  This payable was due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,218 and $4,505 at March 31, 2018 and December 31, 2017, respectively.  Interest expense for the three months ended March 31, 2018 and 2017 was $78 and $369, respectively.  At March 31, 2018 there was a receivable due from the related party to the Company of $1,398 which was paid back to the Company on May 2, 2018.

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

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(86,389)	(80,892)
Total property and equipment	$792,060	$797,557

Depreciation and amortization expense was $5,497 and $5,969 for the three months ended March 31, 2018 and 2017, respectively.

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of March 31, 2018 the balance of the note was $798,029. The annual maturities of the long-term debt were:

Year Ending December 31,
2018	8,255
2019	789,774

$798,029

Note 6:  Subsequent Events

Effective May 1, the Board of Directors of the Company resolved that at a time of its choosing, management shall cause to be filed all documents necessary to designate 100,000 shares of its 5,000,000 authorized preferred shares to be known as Series A Preferred.  No designation has occurred as of the date of issuance.

Effective June 1, 2018, the base salary of the Company CEO and Managing Director will decrease from $10,000 to $9,000 per month.

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

Our net loss for the three months ended March 31, 2018 was $11,365.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 115 rental real estate owned by non-related third parties. In comparison we had net income for the three months ended March 31, 2017 of $3,704.

For the three months ended March 31, 2018 the Company generated a total of $118,911 in revenues, consisting of $48,004 from sales commissions and $70,907 from rental and property management.  During the three months ended March 31, 2017 we generated a total of $110,316 in revenues, consisting of $49,477 from sales commissions and $60,839 from rental and property management.

During the three months ending March 31, 2018 we incurred operating expenses totaling $114,200. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended March 31, 2017 we incurred a total of $90,027 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The primary reason for the increase in expenses during the current year was due to an increase in commissions being paid and also an increase in our property management expenses.

Liquidity and Capital Resources

At March 31, 2018, we had $39,463 in cash and working capital deficit of $103,664.  At December 31, 2017 we had $49,437 in cash and a working capital deficit of $97,796.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 15, 2018	BY:	/s/ Corey Wiegand
Corey Wiegand
President