Form 10-Q
period 2018-06-30
Home Treasure Finders, Inc.
filed 2018-08-14
CIK 1527102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2018	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4045 Pecos St, Suite 110, Denver, Colorado	80211
(Address of principal executive offices)	(Zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of August 14, 2018, registrant had outstanding 13,205,450 shares of common stock, no par value.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets:
Cash	$40,177	$49,437
Rent receivable	500	4,176
Prepaid expenses	2,058	-
Total current assets	42,735	53,613

Property and equipment, net	786,564	797,557

Other assets:
Security deposits	3,222	1,400

Total assets	$832,521	$852,570

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$10,285	$21,017
Accrued wages	71,212	43,612
Accrued liabilities	60,222	61,788
Accrued interest – related party	1,224	4,505
Note payable, current portion	5,363	11,090
Related party note payable	620	9,397
Total current liabilities	148,926	151,409

Long term debt, net of current portion	789,774	789,774
Total liabilities	938,700	941,183

Commitments and Contingencies

Shareholders' deficit:
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(417,922)	(400,356)
Total shareholder's deficit	(106,179)	(88,613)

Total liabilities and shareholders' deficit	$832,521	$852,570

See accompanying notes to unaudited consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Commission income	$80,038	$20,822	$128,042	$70,299
Rental and property and rental management income	72,176	66,072	143,083	126,911
Revenue	$152,214	$86,894	$271,125	$197,210

Operating expenses:
Commission expense	30,830	1,898	62,690	6,464
Professional fees	1,918	6,563	8,726	13,393
General and Administrative	109,721	93,508	185,251	172,139
Total operating expenses	142,469	101,969	256,667	191,996

Operating income (loss)	9,745	(15,075)	14,458	5,214

Other income (expense)
Gain on legal settlement	-	14,560	-	14,560
Interest expense	(15,947)	(16,540)	(32,024)	(33,125)

Total other income (expense)	(15,947)	(1,980)	(32,024)	(18,565)

Net loss	$(6,202)	$(17,055)	$(17,566)	$(13,351)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450	13,205,450	13,205,450

See accompanying notes to unaudited consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,566)	$(13,351)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization	10,993	11,654
Changes in operating assets and liabilities:
(Increase) decrease in rent receivable	3,676	(3,601)
Increase in prepaid expense	(2,058)	(3,896)
Increase in security deposit	(1,822)	-
(Decrease ) increase in accrued interest	(3,281)	746
Increase in accrued salary	27,600	-
(Decrease) in accrued liabilities	(1,566)	(5,704)
(Decrease) in accounts payable	(10,732)	(242)

Net cash provided by (used in) operating activities	5,244	(14,394)

Cash flows from financing activities:
Proceeds from related party payable	2,058	2,310
Payment of related party payable	(10,835)	(4,000)
Payment of long term debt	(5,727)	(5,288)

Net cash (used in) financing activities	(14,504)	(6,978)

Net change in cash	(9,260)	(21,372)

Cash, beginning of period	49,437	60,202

Cash, end of period	$40,177	$38,830

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$31,940	$32,379

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2017 financial statements and notes thereto included. The results of operations for the period ended June 30, 2018, are not necessarily indicative of the operating results for the year ended December 31, 2018.

 Note 2:  Going Concern

 The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has not yet generated sufficient net income.  This factor, among others, indicates that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Note 3:  Related Party Transactions

During the six months ended June 30, 2018, the related party payable had a net decrease of $8,777.  The balance of the related party payable was $620 and $9,397 as of June 30, 2018 and December 31, 2017, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,224 and $4,505 at June 30, 2018 and December 31, 2017, respectively.  Interest expense for the six months ended June 30, 2018 and 2017 was $84 and $746, respectively.  Interest expense for the three months ended June 30, 2018 and 2017 was $6 and $377, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

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

Fixed assets and related depreciation are as follows:

	June 30, 2018	December 31, 2017
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(91,885)	(80,892)
Total fixed assets	$786,564	$797,557

Depreciation and amortization expense was $10,993 and $11,654 for the six months ended June 30, 2018 and 2017, respectively.  Depreciation and amortization expense was $5,496 and $5,685 for the three months ended June 30, 2018 and 2017, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5:  Long-Term Debt

On September 15, 2014, the Company entered into a promissory note for $840,000 on the purchase of three warehouse units known as 4420, 4430 and 4440 Garfield Street, Denver, Colorado. The Company is leasing each of the three separate units to licensed third party growers for cannabis cultivation.  The terms of the variable interest 25 year amortization note carried by the seller of the property call for payments to seller as follows:

1.	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2. Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of June 30, 2018, the balance of the note was $795,137 and the annual maturities of the long-term debt were:

Year Ending December 31,
2018	$5,363
2019	789,774

$795,137

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

Our net loss for the six months ended June 30, 2018 was $17,566.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 115 rental real estate owned by non-related third parties. In comparison our net loss for the six months ended June 30, 2017 was $13,351.

For the six months ended June 30, 2018 the Company generated a total of $271,125 in revenues, consisting of $128,042 from sales commissions and $143,083 from rental and property management.  During the six months ended June 30, 2017 we generated a total of $197,210 in revenues, consisting of $70,299 from sales commissions and $126,911 from rental and property management.  Commission income increased over prior year due to additional agents joining the Company.  The increase in rental and property management is the result of an increase in the number of rentals we manage.

During the six months ending June 30, 2018 we incurred operating expenses totaling $256,667. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the six months ended June 30, 2017 we incurred a total of $191,996 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to an increase in commission expense as a result of the increase in sales commission.  Also, property management expenses increased with the increase in the number of rental units we manage.

Our net loss for the three months ended June 30, 2018 and 2017 was $6,202 and $17,055, respectively.  For the three months ended June 30, 2018 the Company generated a total of $152,214 in revenues, consisting of $80,038 from sales commissions and $72,176 from rental and property management.  During the three months ended June 30, 2017 we generated a total of $86,894 in revenues, consisting of $20,822 from sales commissions and $66,072 from rental and property management

During the three months ending June 30, 2018 we incurred operating expenses totaling $142,469. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended June 30, 2017 we incurred a total of $101,969 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to increase in commission expense as a result of the increase in sales commission and increase in property management expense.

Liquidity and Capital Resources

At June 30, 2018, we had $40,177 in cash and working capital deficit of $106,191.  At December 31, 2017 we had $49,437 in cash and a working capital deficit of $97,796.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Mine Safety.

No response required..

Item 5 -  Other Information.

No response required..

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 14, 2018	BY:	/s/ Corey Wiegand
Corey Wiegand
President