Form 10-Q
period 2018-09-30
Home Treasure Finders, Inc.
filed 2018-11-14
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2018	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4045 Pecos St, Suite 110, Denver, Colorado	80211
(Address of principal executive offices)	(Zip code)

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

As of November 14, 2018, 13,205,450 shares of common stock, no par value of registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets:
Cash	$45,252	$49,437
Rent receivable	500	4,176
Prepaid expenses	1,324	-
Total current assets	47,076	53,613

Property and equipment, net	781,067	797,557

Other assets:
Security deposits	1,822	1,400

Total assets	$829,965	$852,570

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$10,935	$21,017
Accrued wages	68,212	43,612
Accrued liabilities	61,033	61,788
Accrued interest – related party	1,240	4,505
Note payable, current portion	2,413	11,090
Related party note payable	1,239	9,397
Total current liabilities	145,072	151,409

Long term debt, net of current portion	789,774	789,774
Total liabilities	934,846	941,183

Commitments and contingencies	-	-

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,205,450 and 13,205,450 shares issued and outstanding, respectively	215,267	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(416,624)	(400,356)
Total shareholders' equity (deficit)	(104,881)	(88,613)

Total liabilities and shareholders' equity (deficit)	$829,965	$852,570

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Commission income	$79,027	$37,898	$207,069	$108,198
Property and rental management income	61,877	65,409	204,960	192,319
Revenue	$140,904	$103,307	$412,029	$300,517

Operating expenses:
Commission expense	37,327	29,353	100,017	35,817
Professional fees	8,735	6,686	17,463	20,079
General and Administrative	81,643	74,477	266,894	246,617
Total operating expenses	127,705	110,516	384,374	302,513

Operating income (loss)	13,199	(7,209)	27,655	(1,996)

Other income (expense):
Interest Income	4,000	-	4,000	-
Gain on legal settlement	-	-	-	14,560
Interest expense	(15,899)	(16,520)	(47,923)	(49,645)

Total other income (expense)	(11,899)	(16,520)	(43,923)	(35,085)

Income (loss) before taxes	1,300	(23,729)	(16,268)	(37,081)

Income tax expense	—	—	—	—

Net income (loss)	$1,300	$(23,729)	$(16,268)	$(37,081)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	13,205,450	13,205,450	13,205,450	13,205,450

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(16,268)	$(37,081)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	16,490	17,150
Changes in operating assets and liabilities:
(Increase) decrease in rent receivable	3,676	(1,586)
(Increase) in prepaid expense	(1,324)	(1,079)
(Increase) in security deposit	(422)	-
Increase (decrease) in accrued interest related party	(3,265)	1,157
Increase in accrued salary	24,600	-
Increase (decrease) in accrued liabilities	(755)	9,352
Increase (decrease) in accounts payable	(10,082)	3,895

Net cash provided by (used in) operating activities	12,650	(8,192)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related party payable	2,677	2,387
Payment of related party payable	(10,835)	(9,000)
Payment of long term debt	(8,677)	(8,012)

Net cash (used in) financing activities	(16,835)	(14,625)

Net change in cash	(4,185)	(22,817)

Cash, beginning of period	49,437	60,202

Cash, end of period	$45,252	$37,385

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$47,823	$48,488

NON CASH FINANCING ACTIVITIES:
None	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2017 financial statements and notes thereto included. The results of operations for the period ended September 30, 2018, are not necessarily indicative of the operating results for the year ended December 31, 2018.

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

Note 3:  Related Party Transactions

During the nine months ended September 30, 2018, the related party payable had a net decrease of $8,158.  The balance of the related party payable was $1,239 and $9,397 as of September 30, 2018 and December 31, 2017, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,240 and $4,505 at September 30, 2018 and December 31, 2017, respectively.  Interest expense for the nine months ended September 30, 2018 and 2017 was $100 and $1,157, respectively.  Interest expense for the three months ended September 30, 2018 and 2017 was $16 and $411, respectively.

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

Fixed assets and related depreciation are as follows:

	September 30, 2018	December 31, 2017
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(97,382)	(80,892)
Net fixed assets	$781,067	$797,557

Depreciation expense was $16,490 and $17,150 for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation expense was $5,496 and $5,496 for the three months ended September 30, 2018 and 2017, respectively.

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due at end of the fifth year.

The note to seller is secured by the three warehouse units.

As of September 30, 2018, the balance of the note was $792,187 and the annual maturities of the long-term debt were:

Year Ending December 31,
2018	$2,413
2019	789,774

$795,137

Note 6:  Subsequent Events

Subsequent to September 30, 2018, the Company entered into an agreement to manage an additional 50 apartments in Kansas City, Kansas. A management agreement was signed in October to begin managing this property which apartments are comprised of 90 percent subsidized rent and Section 8 programs. The Company has evaluated all other subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events that require disclosure as of the date of issuance.

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

Our net loss for the nine months ended September 30, 2018 was $16,268.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 115 rental real estate owned by non-related third parties. In comparison our net loss for the nine months ended September 30, 2017 was $37,081.

For the nine months ended September 30, 2018 the Company generated a total of $412,029 in revenues, consisting of $207,069 from sales commissions and $204,960 from rental and property management.  During the nine months ended September 30, 2017 we generated a total of $300,517 in revenues, consisting of $108,198 from sales commissions and $192,319 from rental and property management.  Commission income increased over the prior year due to additional agents joining the Company.  The increase in rental and property management is the result of an increase in the number of rentals we manage.

During the nine months ending September 30, 2018 we incurred operating expenses totaling $384,374. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the nine months ended September 30, 2017 we incurred a total of $302,513 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to an increase in commission expense as a result of the increase in sales commission.  Also, property management expenses increased with the increase in the number of rental units we manage.

Our net income (loss) for the three months ended September 30, 2018 and 2017 was $1,300 and ($23,729), respectively.  For the three months ended September 30, 2018 the Company generated a total of $140,904 in revenues, consisting of $79,027 from sales commissions and $61,877 from rental and property management.  During the three months ended September 30, 2017 we generated a total of $103,307 in revenues, consisting of $37,898 from sales commissions and $65,409 from rental and property management.

During the three months ending September 30, 2018 we incurred operating expenses totaling $127,705. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended September 30, 2017 we incurred a total of $110,516 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to increase in commission expense as a result of the increase in sales commission and increase in property management expense.  Also during the three months ended September 30, 2018, the Company received $4,000 which was the forfeit of earnest money from a potential buyer of the Garfield property.

 Liquidity and Capital Resources

At September 30, 2018, we had $45,252 in cash and working capital deficit of $97,996.  At December 31, 2017 we had $49,437 in cash and a working capital deficit of $101,474.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 14, 2018	BY:	/s/ Corey Wiegand
Corey Wiegand
President

