Form 10-K
period 2018-12-31
Home Treasure Finders, Inc.
filed 2019-04-01
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting stock held by non-affiliates 3,305,450 shares of no par value Common Stock was $264,436 as of December 31, 2018. The stock price for computational purposes was $0.08 per share, based upon the fact that the final trade for the Registrant's Common Shares on the OTCQB on December 31, 2018 was at $0.08 per share. The value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

 The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, April 1, 2019 was: 13,279,332 shares.

HOME TREASURE FINDERS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

We are a licensed and diversified, Colorado based real estate brokerage, property investor and landlord. We presently generate revenue from three sources:

1.	Rental revenue from our "Cannabis Zoned" warehouse property.

2.	Commission revenue from the sale of third party owned real property.

3.	Management revenue from real property managed for third party owners.

To activate our business we borrowed money from our President, Corey Wiegand, completed several private placements as well as a management led IPO. At December 31, 2018 our shares were quoted on the OTC Pinks Current under the symbol "HMTF."As of the date of this report our shares are quoted on OTC Pink Current and our trading symbol remains "HMTF."

Company History

We organized under the laws of the State of Colorado on July 28, 2008.

History of Operations.  In March of 2010, we began providing real estate agents with buyer leads and thereby obtaining referral commissions from subsequent sales. Colorado law provides that we must hold a real estate license to be paid such commissions. On February 13, 2012 the State of Colorado granted our founder, Corey Wiegand an "Employing Broker" license which satisfied regulatory requirements through April 21st, 2018 when as part of a settlement with Colorado DORA we hired Jennifer Berg to serve the Company as Employing Broker. As of December 31, 2018 and the date of this report, commission revenue from real estate transactions form a significant part of our total revenue.

During 2013 we expanded our real estate activities to include property management and as of December 31, 2018 and the date of this report, we manage 162 rental units and generate net revenue from monthly management fees.

On March 3, 2014 we formed a wholly owned subsidiary, HMTF Cannabis Holdings, Inc. The purpose of our subsidiary is to acquire and generate income from real property suited to the legal cultivation of marijuana.

On September 15, 2014 we closed the purchase of our first property zoned for legal cannabis cultivation.  Our Denver warehouse building is comprised of three units.  As of December 31, 2018 and the date of this report, revenue generated from this commercial property represents a significant portion of our total revenue.

We purchased our warehouse with a 1% down payment with the balance carried by the seller. On November 5 and December 1, 2014 we leased space within the building to several unrelated licensed growers. One grower completed construction work on his two units and subsequently we amended his lease to include the third unit which had been abandoned by the original lessee. The City of Denver has issued our tenant an occupancy permit providing for legal marijuana cultivation at all three units which comprise the entire building.  Our tenant paid for improvements to bring the building into compliance with Building Codes of the City of Denver and rules promulgated by Colorado State Marijuana Enforcement Division. Further information regarding our cannabis warehouse venture and related financial performance and projections may be found on pages 6 and 7 of this report and also in the MD&A section of this report.

As of December 31, 2018 and the date of this report, we are attempting to either sell our warehouse, refinance it with a conventional commercial lender, or raise money to pay off the owner carry note. We are also seeking to acquire additional capital to expand into other states.

We have recently entered discussions with potential underwriters to raise equity capital to expand operations. In connections with these discussions, we are exploring the sale of additional shares of our common stock, or, alternatively the sale of shares of presently authorized but undesignated shares of Preferred Stock. Underwriting proceeds, if generated, could be utilized to acquire other real estate companies and/or acquire income property believed suitable for generating new and significant cash flow, the major portion of which could be set aside to pay dividends.

Finally, we continue to generate commission revenue by listing and selling real property. We also generate commissions on sales of property where we serve as 'buyer agent." We continue to expand the list of properties from which we generate management revenue.

The address of our primary web site is  www.hometreasurefinders.com.

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

3. Commercial Real Estate for Cannabis.  After completing due diligence to verify the legality of numerous activities in which we might participate, we elected to acquire a cannabis zoned industrial warehouse in Denver.

We have actively and aggressively invested our own funds to enter Colorado's unique and fast growing cannabis cultivation industry. We presently own one cannabis cultivation warehouse in Denver Colorado and lease space within that project to aid licensed cannabis grower. To date, this project has been successful in generating net revenue for our own account.

For additional information see page 6 and the Management's Discussion and Analysis starting on page 22.

We may own properties for our own investment account and as such are solely at financial risk in connection with our investments. We may invest our funds or alternately arrange to have tenants, at their expense improve and/or remodel properties to suit their needs.  In the event we utilize funds loaned to us by third party groups, they may in some circumstances share certain risks.

We do not grow, distribute or sell cannabis  We have no present plan to engage in such activities or obtain a license to do so, now, or in the future. However, we are presently the landlord to a licensed tenant who may directly engage in the cultivation, distribution and sale of cannabis. Accordingly, we exercise appropriate and reasonable care to screen our tenants and insist that our tenants maintain proper licenses and operate in compliance with the state and local rules.

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

Further, as an aid to listing and selling properties our Licensed Real Estate Agents may elect to attend 12 two hour training seminars, weekly sales meetings, and participate in on the job mentoring as personally taught by Corey Wiegand. We train our agents to prospect for listings, obtain listing contracts, and convert the CALL AND TEXT CAPTURE ("integrated voice response") phone leads into "buy-side" contracts. The CALL AND TEXT CAPTURE leads are generated by our signs placed in front of listed properties. Our CALL AND TEXT CAPTURE system is fully functional.  It incorporates call capture technology through which we provide our Licensed Real Estate Agents with real time access to leads.

Our sign riders are attached to normal real estate "for sale" signs located in front of a listed and selected managed properties. Our rider displays a local cell number and promises to provide listing specific information. When a caller calls or texts the number, the caller's phone number is captured by a Home Treasure Finders owned and operated cell phone. This is then forwarded to a Home Treasure Finders buyer agent. Our business plan provides that our buyer agents will endeavor to immediately call back the potential buyer and begin a dialog designed to convert the "cold lead" to a signed offer to purchase a property.

When our buyer agent closes the related sale, Home Treasure Finders may be paid a portion of the total commission. This occurs on any sale involving the potential buyer who was introduced to the buyer agent by Home Treasure Finders and closing within one year of the original lead date. This feature of our business plan enables us to generate revenue even if the buyer eventually decides to purchase a property other than the one displaying our CALL AND TEXT CAPTUREsign

2.  Property Management.  The Denver Metro population has continued to accelerate.  As a result there is a shortage of affordable low cost residential rentals.  As of December 31, 2018 and the date of this report, all 107 of the residential units in Colorado and 55 units in Kansas City, Kansas we manage are fully occupied.  We arrange showings seven days per week.  We tailor our management services to meet the unique needs of each of our clients.

3.  Commercial Real Estate for Cannabis. We are an active participant in Colorado's fast growing cannabis industry. We have successfully acquired a vacant warehouse zoned for cannabis cultivation for our own account with a $10,000 down payment. Subsequently we leased the warehouse to licensed growers and we enjoy a positive cash flow from tenant rents.

Our warehouse lease now in place amounts to a 12.0% capitalization rate.  This assumes the property's estimated value of One million dollars. This figure is based on the offering price of comparable like properties that are being sold in Denver as of the date of this audit. As of the date of this report we have not obtained an appraisal to confirm this estimate. As of the date of this report, the annual net operating income from the property of $60,943 represents 2,550% cash on cash return on our initial investment of $21,000.  The average annualized rate of return on this initial investment is approximately 168%.

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

Each of our divisions face significant competition. We are active in front range Colorado markets including Greeley, the Denver Metro area and Colorado Springs. We are also active in Kansas City, Kansas.

1.  Real Estate Sales.  The Denver Area Real Estate market has experienced remarkable appreciation.  We distinguish ourselves by providing a high level of training and services to our brokers, such as CALL AND TEXT CAPTURE property signs plus aerial fly by video marketing and virtual tours, rather than still photos. Our strategic partnership with Visionary Aircraft Corporation allows our agents to receive a discounted rate for all listing video footage. Our training program outlines a proven system for agents to succeed in establishing themselves as area specialists by prospecting door-to-door for new listings. We believe our competition does not provide effective training to convert leads to sales. In response to competition from discount brokers we allow experienced agents to park their license at our office for a small monthly desk fee. Thereafter, we generally collect an additional transaction fee for each sale they close.

2.  Property Management.  The Denver Metro population has continued to accelerate.  As a result there is a shortage of affordable low cost residential rentals.  As of December 31, 2018 and the date of this report, all 107 of the residential units in Colorado and 55 units in Kansas City, Kansas we manage are fully occupied.  We arrange showings seven days per week.  We tailor our management services to meet the unique needs of each of our clients.

3.  Commercial Real Estate for Cannabis. We are an active participant in Colorado's fast growing cannabis industry. We have successfully acquired a vacant warehouse zoned for cannabis cultivation for our own account with a $10,000 down payment. Subsequently we leased the warehouse to licensed growers and we enjoy a positive cash flow from tenant rents.

Our warehouse lease now in place amounts to a 12.0% capitalization rate.  This assumes the property's estimated value of One million dollars. This figure is based on the offering price of comparable like properties that are being sold in Denver as of the date of this audit. As of the date of this report we have not obtained an appraisal to confirm this estimate. As of the date of this report, the annual net operating income from the property of $43,000 represents 840% cash on cash return on our initial investment of $27,000.  The average annualized rate of return on this initial investment is approximately 168%.

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

As part of Colorado's fastest growing industry, cannabis, we have developed a data base of cannabis regulation issues for our internal use. Where feasible we employ that data to assist our clients, potential tenants and investors.  Our data base includes zoning and Cannabis use rules we believe to be currently in effect.  It is updated by interviews with state, county and municipal officials on an as needed basis.

Governmental Regulation

During November of 2000 Colorado voters approved Amendment 20 to amend the State Constitution to provide for legalized use and possession of medical marijuana.

During October, 2009, the Obama Administration ended aggressive law enforcement against medical marijuana growers, patients and dispensaries by drafting a memo later called the Cole memo.  In 2018, Jeff Sessions, the Attorney General under the current administration, rescinded this memo however, we do not know of any judicial actions with respect to federal enforcement of Marijuana laws at the state level.

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

After 2018’s midterm elections, 33 states have legalized medical marijuana and 10 states have legalized recreational marijuana.

While we believe strong public support exists for adoption of these or similar measures, there is no assurance that federal laws will be changed accordingly.  Recently, the Trump Administration and US Department of Justice have indicated that they are reversing course and may elect to activate more restrictive measures. Thereafter, governors of numerous states, including Colorado, where liberalized marijuana laws exist, have responded that they support a continuation of their respective liberalization policies and will oppose any inappropriate federal enforcement efforts that may be forthcoming. We remain unclear as to how this conflict may resolve and what effect it may have on company real estate holdings and related revenue.

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

Our office is located at 4045 Pecos Street, Suite 110, Denver CO 80211. This is a preferred storefront shopping location in the up and coming Sunnyside Neighborhood. We enjoy good visibility and walk-by exposure.

Our warehouse is located at 4430 Garfield Street, Denver, Colorado 80216 in an industrial neighborhood zoned for cannabis cultivation. The properties located in Zip Code 80216 have recently had the highest appreciation rate in Denver. Numerous warehouses utilized for cannabis cultivation are located in this industrial district of Denver.

SEASONALITY

Our business is materially affected by seasonal factors, including but not limited to:

1.	Changes in residential real estate inventory
2.	Changes in buyer demand caused by the economy, holidays, Fall "back to school" or other special events
3.	Unusual or severe weather
4.	The seasonal nature of major construction projects in Colorado

EMPLOYEES

As of the date of this report we have two employees, Corey Wiegand, our founder and CEO and Jennifer Berg, Employing Broker. We also utilize additional contract labor.

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

We have had substantial losses since inception and as of December 31, 2018 and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven.  In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

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

As of December 31, 2018 and the date of this report, 33 states have legalized medical marijuana and 10 states have legalized recreational marijuana. The states that have legalized recreational marijuana are; Colorado, Washington, Oregon, Alaska, Nevada, California, Michigan, Vermont, Maine and Maryland.

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

During October, 2009 the Obama Administration ended aggressive law enforcement against medical marijuana patients and dispensaries. The Obama administration had effectively stated that it is not an efficient use of resources to prosecute those lawfully abiding by state designed laws allowing the use and distribution of marijuana.

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

The 2016 National elections installed a presidential administration having an intolerant policy toward Marijuana Legalization. However, since receiving the resignation of Attorney General Jeff Sessions, we believe Colorado's Cannabis Industry is now at decreased risk of vigorous enforcement of Federal Laws which prohibit Cannabis cultivation, sale and consumption. Session’s replacement, Matthew Whittaker is seen by many in congress as a new guiding light in the age of cannabis reform.

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

During the past we have experienced disagreements with our warehouse tenants.  One tenant abandoned his unit and was evicted. The other tenant ultimately amended his lease to include the abandoned space but only after considerable argument over various lease terms had been settled.  As of the date of this report, a single tenant is leasing our entire Garfield Street warehouse and that tenant has generally remained current on lease payments.  As of December 31, 2018, our tenant has signed a new lease with triple net terms believed favorable to our refinance efforts. As of the date of this report, we are aware of no unresolved tenant issues.

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

We have a limited operating history and operate under a professional license held by management

Our ability to achieve consistent cash flow and profitability depends upon the continued service of Corey Wiegand. Mr. Wiegand is our primary source of commission revenue, our CEO and our only management level executive. Mr. Wiegand holds a Broker Associate’s license, and Jennifer Berg holds an Employing Broker license, both issued by the State of Colorado. All of our Colorado based real estate brokerage and management revenue depend upon the present licenses held by Mr. Wiegand and Ms. Berg. In the event that the license held by Mr. Wiegand and/or Ms. Berg is censured or otherwise downgraded by an action of regulatory process, our business could be damaged. We believe that Mr. Wiegand and Ms. Berg have complied with all licensing requirements.

Our business plan provides that we will grow rapidly and ultimately deliver professional services to would be buyers through licensed Real Estate Agents acting as listing agents and buyer agents rather than primarily through commissions earned by our founder.

To actualize this goal, we plan to market our advanced sales techniques to established realtors that wish to earn more commissions from buyer transactions. We are working to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our CALL AND TEXT CAPTURE leads.  As of the date of this report, we are training additional buyer agents.

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

We have activated our plan to recruit buyer agents to sign our master referral agreements, graduate from our workshops and respond to our CALL AND TEXT CAPTURE leads.  As of the date of this report, in addition to Mr. Wiegand, we have additional active licensed Real Estate Agents and we are endeavoring to recruit and train more agents. All of our trainees are either presently licensed or enrolled in courses operated by third party realtor schools. All of our trainees pay their own expenses for the classes. We may elect to offer newly hired Licensed Real Estate Agents a bonus plan which awards shares of our common stock which vest over a one year period assuming productivity goals are achieved. Further detail is outlined in the Broker Relationship Agreement signed by each new hire.

We may not be able to generate predictable and continuous revenue in the future. Further, there is no assurance that we will ever grow operations outside the Denver Metro area.  While we own a cannabis qualified warehouse and lease it to licensed growers who are presently current on rent payments, the cash flow generated is from a new untested industry which is unique to Colorado and just a few other states and subject to rapid change.  In the event that the present tenant is in default of lease terms and is evicted from the property, we will have to replace that tenant.

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

Several years ago, Mr. Wiegand contributed his property management entity known as CW Properties and we have taken over operations.  We currently manage 162 rental units and as of December 31, 2018 and the date of this report our management activities continue to generate net revenue from management fees.  In the future we may undertake additional activities in property management as well as those in connection with our ongoing business plan or, alternatively we may elect to sell our property management business.

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

It is essential that we grow our business, achieve significant profits and maintain adequate cash flow in order to pay the cost of remaining public which includes but is not limited the costs of remaining current with SEC reporting obligations.

We have recently expanded brokerage and property management. In Colorado we now operate in Colorado Springs and Greeley. In Kansas we operate in Kansas City.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

A limited private placement of restricted shares of our common stock was completed several years ago. Cash generated was used to acquire cannabis zoned real property, finance our office space and provide working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

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

As a full reporting public company, we have no access to Reg A Plus or Reg CF as a means to generate cash from the sale of our shares. Further, as a public company we have no access to internet based “crowd funding.”

Risk of insolvency from possible of loss of an important property management client and related revenues.

Our largest property management client, accounting for a significant portion of our property management revenue, has informed us that rental properties which we presently manage for their family business may need to be sold in the near term. While we believe we would act as selling broker to represent the family if such sale becomes necessary, there is no assurance that we will earn commissions in connection with the contemplated liquidation or continue a business relationship thereafter. We have further been informed that proceeds of the contemplated liquidation will likely be distributed to individual family members. In the likely event that third parties who purchase properties we presently manage do not contract with us to continue as property manager, a significant portion of our revenue may abruptly cease. In any case, we presently view these developments as negative from our perspective, and we will endeavor to assist our client and find means to replace lost revenue.

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

Corey Wiegand, our sole director, who is our sole executive officer, who, as of December 31, 2018, beneficially owns approximately 50.7% of our outstanding shares of Common Stock. Mr. Wiegand consequently controls the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

We are significantly reliant on the abilities and skills of Corey Wiegand, Jennifer Berg, Employing Broker and other agents and assistants that act on our behalf.  In the past, various clients who received services from our company or who lease our Garfield Street warehouse or leased the residential property we manage have filed complaints that allege poor performance, fraud or in some way challenge our performance.  While we believe that these allegations are without merit and we vigorously defend the legality and appropriateness of our past actions, we may fall victim to regulatory actions or court rulings in connection with alleged agent errors, omissions or other issues.

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

While the Denver area economy is diversified and has recently experienced rapid growth as a result of the Legalization of Cannabis and other factors, growth at the same level is likely unsustainable. As of the date of this report, the Denver housing market has shown signs of slowing down and it is uncertain as to how long the widespread high appreciation rates and rent raises will continue. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for real estate investments that require significant initial capital expenditures, including demand for fix and flips, rental properties, and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for real estate investment. If the economic recovery slows as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our mentoring services.

Compliance with real estate law and local regulations can be expensive, and any alleged  non-compliance with these regulations may result in adverse publicity, license censure and potentially significant monetary damages and fines

The Company as well as its tenants must comply with all foreign, U.S. federal, state and local laws and regulations regarding licensing and insurance requirements. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from an agent where warrantees have been made, even if the agent was not responsible for such a warrantee or is otherwise at fault. In the course of future business we may inadvertently refer business to an agent who does not comply with local laws and regulations.  Any failure by us to shift responsibility onto that agent, and thus restrict our liability in connection with the incident, could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. Additionally, we have begun managing real estate located in Kansas City, Kansas. Expansion of operations outside of Colorado requires that we obtain and pay for additional licenses.

We have recently revised elements of our advertising and internal bookkeeping to comply with DORA regulations.

Recently we have spent significant time responding to consumer issues brought to our attention by DORA (Colorado Department of Regulatory Agencies). A total of three regulatory contacts have occurred during the past ten years from disgruntled tenants or buyers in connections with our brokerage and management services.  The first two disputes in 2015 and 2016 created only annoyance due to  lost time, changes to bookkeeping methods, or the need to pay a nominal fine to the State. A third complaint was filed in 2017 and in connection with the DORA settlement we hired Jennifer Berg to serve as Employing Broker. Regardless of the merit of such past or future complaints, going forward, if we fail to prove to the satisfaction of DORA that we have complied with real estate laws and regulations, we may be required to pay substantial fines and/or face license discipline. In the event we receive but cannot accept an unfavorable ruling by DORA, we have the option to appeal the decision to the Colorado Attorney General. There is no assurance of success in undertaking such an appeal. We do not expect future disputes, however in the event such problems arise we could be forced to alter, suspend, or cease certain real estate operations.

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

Risk of insolvency due to loss of our sole real estate asset and related revenues.

The principle balance on the sellers note financing of our warehouse is now considered a current payable on our balance sheet. If we are unable to either renegotiate terms of the balloon note, sell or refinance our warehouse prior to September 15, 2019, (on which date the entire $777,225 principal balance is due) , we could lose our ware house in foreclosure, or alternatively be forced to return our deed to the seller in lieu of foreclosure. Loss of our biggest asset would be accompanied by a forfeiture of equity we have built during the last five years. Additionally, we would suffer a significant and abrupt loss of the net revenues now generated. We have no present plan for replacement of this real property or the net revenue it generates.

We risk insolvency if revenues decline sharply and we are unable pay our bills and unable to timely locate and negotiate a suitable business combination or capital injection.

Management recently has an elevated concern over potentially unfavorable events and related sharp reductions in revenues. If such problems occurs, we will first reduce expenses, conserve cash and endeavor to replace lost revenue. In anticipation of possible problems of this nature, and alternatively to grow our business when opportunity presents, management has redoubled its negotiations in connection with potential business combinations and continues to explore other means of raising cash. Our goal is to develop cash reserves, either for expansion, or to cover shortfalls in revenue. Management believes that ultimately, consummation of one or more such transactions would serve the best interests of shareholders; however, there is no assurance that we can locate or consummate a suitable business combination or otherwise provide for liquidity, expanded working capital and a stronger balance sheet.

There is presently a very limited market for our common stock.  Failure to maintain a trading market could negatively effect the value of our shares and make it difficult or impossible for you to sell your shares.

Our common stock has been assigned a trading symbol, "HMTF." As of December 31, 2108, our common shares are quoted on OTC Pinks Current. There is no cost of such quotation and related services from OTC Markets, Inc. Trading activity in our shares remains sporadic and there can be no assurance as to the liquidity of any markets for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

We are evaluating opportunities to acquire additional properties zoned for cannabis cultivation.

We currently maintain administrative and real estate operations in office space of approximately 795 square feet located at 4045 N. Pecos St., Denver, CO 80211 at a monthly rent of $1,800. This space is larger, has more offices and a higher level of tenant finish than our prior spaces on Tennyson St. We moved to this location in May of 2018 and signed a 3 year lease.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us other than litigation, in the normal course of business.

Previous Litigation. We have prevailed in the case brought by a former tenant of our Garfield Street warehouse, evicted for failure to pay rent. The court dismissed this suit. While our legal defense proved successful, we incurred significant costs and the dismissal entitled us to recover our expenses from the plaintiff.  On March 28, 2017, the court issued a judgement against the plaintiff for our legal expenses amounting to $23,092. We settled for a lesser sum and the case closed during 2017.

ITEM 4.  MINE SAFETY DISCLOSURE

 Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of December 31, 2018 our shares were quoted on OTC Pinks Current under the symbol "HMTF." In the future, should we meet stringent qualifications and pay the required fee, we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity have been unpredictable and highly volatile. For the years ending December 31, 2018 and 2017, closing prices have ranged from $0.03 to $0.26.

The following table contains data from OTC Markets, Inc. and summarizes our past share price:

	High	Low
Fiscal Year ended December 31, 2018
First quarter	0.30	0.061
Second quarter	0.08	0.065
Third quarter	0.37	0.065
Fourth quarter	0.26	0.65

Fiscal Year ended December 31, 2017
First quarter	0.06	0.06
Second quarter	0.05	0.05
Third quarter	0.07	0.07
Fourth quarter	0.08	0.08

SHAREHOLDERS

As of the date of this report, there were approximately 58 direct holders of our common stock certificates as shown on the list maintained by our transfer agent. We have a substantial number of additional shareholders who purchased their shares on OTCQB or Pink Current who hold shares in street name. These additional shareholders and are not included in the list maintained by our transfer agent.

DIVIDENDS

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Nonetheless, our Board of Directors is presently evaluating the payment of a periodic dividends. As of December 31, 2018 and the date of this report no plan is in place and no specific resolution has been adopted. The adoption of a specific plan. If any, will require us to achieve significant revenue growth.

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

Present third party listing agents/buyer agents/referrals

As of December 31, 2018 and the date of this report, the majority of listings and resulting sale commissions were generated by our officer and founder, Corey Wiegand.  Commissions generated by recently hired licensed Real Estate Agents are increasing.

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

•	Arizona- Eight units

•	Ohio- One unit

•	Kansas - Apartment Building comprised of 50 units

As previously stated, we believe our business and the role within it for trained and licensed buyer's agents will always be timely. As our business grows we plan to aggressively hire licensed listing agents and buyer agents.

Integrated Voice Response, Call Capture System, Signs and Website

We may place our CALL AND TEXT CAPTURESIGN in the yards of the homes on which we have a signed listing.  We may, in the future, place similar CALL AND TEXT CAPTURE signs at additional properties as such placements are authorized by our property management and or listing contracts.  Our CALL AND TEXT CAPTURE signs may direct calls from potential buyers to our database, and to the mobile phone of our founder or an assigned buyer agent.

Each time a home buyer sees a FOR SALE sign and the Home Treasure Finder's CALL AND TEXT CAPTURE sign in front of it, the prospective buyer may choose to:

1.	Call the listing agent directly by calling the number, if any, displayed on the larger FOR SALE sign and/or;

2.	Call or TEXT the number displayed on our smaller CALL AND TEXT CAPTURE sign. FORMAT

If they elect to call the third party listing agent directly, Home Treasure Finders will not acquire the lead.

In either case, our CALL AND TEXT CAPTURE system seamlessly transfers the lead to Mr. Wiegand or a designated Licensed Real Estate Agents (i.e. buyer agent).

As of the date of this report we are negotiating a supplier agreement to purchase additional sign riders. We believe additional signs can be purchased from a variety of sources without difficulty.  Our new sign inventory will be stored indoors at our business address, and as of the date of this report, we are planning to deploy our new signs on specific properties, as appropriate.

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

As of December 31, 2018, there were seven agents generating commissions which were Corey Wiegand, Jennifer Berg and five others.

We have used the services of a part time consultant to locate and screen prospective agents. The consultant is compensated for each licensed Real Estate Agents we hire.

PLAN OF OPERATIONS AND PROJECTIONS

During 2018 and 2017 our cash flow has been generally sufficient to sustain operations.

We have no present arrangement for financing and we cannot predict if or when funds will become available to us.

Our Potential for Growth.

During 2018 we generated $258,042 in commission revenue and $300,111 in management fees and rental income at our Denver warehouse. Our plan is to continue to expand commission revenue and thereby generate increased cash from our operating activities.

During 2017 we generated $152,548 in commission revenue and $259,848 in management fees and rental income at our Denver warehouse.

Our operating expenses include significant legal, consulting and accounting services.  As a consequence, our net losses for the years December 31, 2018 and 2017 total $25,305 and $36,486, respectively.

Financial Projection for 2019 for Garfield Street Warehouse under presently performing leases:

Rent	$120,000	Note 1
Additional NNN Income	12,900	Note 2
Less Interest	(58,986)	Note 3
Less Insurance	(2,221)	Note 4
Less Taxes	(10,679)	Note 5
Less Depreciation	(20,874)	Note 6
Income	$40,140	Note 7

Notes:

1.	Lease at 4430 is $10,000/ month. We anticipate rental revenue during 2019 will total $120,000.
2.	Tenant on the triple net lease pays an additional fee to cover insurance of $2,221 and taxes of $10,679
3.	Interest for 2019 computed from loan amortization table. Assumes $789,774 starting principle balance.
4.	Insurance. Policy purchased on 1/3/2019. Annual premium of $2,221 paid in full.
5.	Property Tax is $10,679.
6.	Depreciation is based upon 39 year straight line applied to combined value of building $803,100 plus architect and engineer documents valued at $11,000.
7.	Income per GAAP

We continue to evaluate the acquisition of additional cannabis zoned properties

 Results of Operations

 See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through loans from our founder, cash raised in our completed IPO and Private Placements.  Additionally, we have benefited from the property management company known as CW Properties contributed by Corey Wiegand, our founder, officer and director.

As of December 31, 2018, we had $63,704 in cash, and a working capital deficit of $880,229, which consists mainly of balloon note principal amounting to $777,255 and due September 15, 2019. This note is held by the private party seller and secured by the warehouse.

The following table sets forth our statements of operations data for the year ended December 31, 2018 and 2017.

Summary Statement of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues, net	$558,153	$412,395
Gross profit	558,153	412,395
Selling, general and administrative expenses	372,119	323,325
Commission expense	117,826	46,842
Professional fees	34,425	27,533
Total operating expenses	524,370	397,700
Profit from operations	33,783	14,695
Other Income (expense)	(59,088)	(51,182)
Loss from operations before income taxes	(25,305)	(36,486)
Net loss	$(25,305)	$(36,486)

Revenues

For the year ended December 31, 2018 we have generated $558,153 in revenues.  Revenue consisted of $258,042 in commission income and $300,111 in management fees and rent. For the year ended December 31, 2017 revenue consisted of $152,548 in commission income and $259,847 in management fees and rent.

Commission income increased by $105,494 or 69% to $258,042 from $152,548 for the year ended December 31, 2018 compared with the prior year ended December 31, 2017.  Commission income increased over the prior year due to additional agents joining the Company.  Commission expense also increased over prior year which is in line with a increase in Commission income.

Total Operating Expenses

Our net loss decreased by $11,181 or 31% to $25,305 from $36,486 for the year ended December 31, 2018 compared with the prior year ended December 31, 2017. This was primarily attributed the net effect of the following factors:

1.	General and administrative expenses increased by $48,794, or 15%, to $372,119 for the year ended December 31, 2018 from $323,325 for the prior year ended December 31, 2017. This was due to increases in salary expense, office expense and property management expenses all connected to increase in property management activity and revenue.

2.	Professional fees increased by $6,892 or 25% to $34,425 for the year ended December 31, 2018 from $27,533 for the prior year ended December 31, 2017. The increase in legal expenses during 2018 was due to resolution of the legal dispute with DORA and additional fees associated with collecting the settlement.

Other income (expense) decreased by $7,906 or 15% to $59,088 for the year ended December 31, 2018 from $51,182 for the prior year ended December 31, 2017. In 2017 the Company settled a lawsuit with a tenant and received $14,560 to cover prior period attorney fees paid over the course of the lawsuit. And during the current year the Company issued stock in exchange for debt owed which resulted in a loss on settlement of debt of $5,577. The net effect of these two items resulted in the net decrease.

Interest expense for the year ended December 31, 2018 was $65,116 and $65,742 for year ended December 31, 2017, about the same for both years.

Cash Flow, Liquidity and Capital Resources

For the year ended December 31, 2018, our cash flow provided by operating activities was $33,082, as compared to cash flow provided by operating activities of $8,218 for the prior year ended December 31, 2017. The increase in net cash provided by operating activities of $24,834 was primarily due to a increase in accrued wages and accrued liabilities and decrease in net loss in the current year.

Cash flow used in investing activities was $0 and $0 for the year ended December 31, 2018 and 2017.

Cash flow used in financing activities was $18,815 for the year ended December 31, 2018, as compared to cash used in financing activities of $18,983 during the year ended December 31, 2017. The decrease in cash flow used in financing activities was minor and cash flow used in financing activities was consistent with prior year.

At December 31, 2018, we had $63,704 in cash. The cash held in our checking account is usable by the Company. The cash held in our savings account, representing segregated tenant deposits, is not usable.

At year end our working capital deficit was $880,229.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 21 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Home Treasure Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Home Treasure Finders, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet generated sufficient cash flow and net income. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 7.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Haynie & Company
Salt Lake City, Utah

 April 1, 2019

We have served as the Company’s auditor since 2016.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets

Current Assets:
Cash	$63,704	$49,437
Rent receivable	500	4,176
Prepaid expenses	1,169	-
Total current assets	65,373	53,613

Property and equipment, net	775,571	797,557

Other assets:
Security deposits	1,822	1,400

Total assets	$842,766	$852,570

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$7,840	$21,017
Accrued wages	61,212	43,612
Accrued liabilities	83,815	61,788
Accrued interest - related party	1,289	4,505
Note payable, current portion	789,744	11,090
Related party note payable	1,702	9,397
Total current liabilities	945,602	151,409

Long term debt	-	789,774
Total liabilities	945,602	941,183

Commitments and contingencies	-	-

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,279,332 and 13,205,450 shares issued and outstanding, respectively	226,349	215,267
Additional paid in capital	96,476	96,476
Accumulated deficit	(425,661)	(400,356)
Total shareholders' equity (deficit)	(102,836)	(88,613)

Total liabilities and shareholders' equity (deficit)	$842,766	$852,570

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2018	2017

Commission income	$258,042	$152,548
Property and rental management income	300,111	259,848
Total revenue	558,153	412,396

Operating expenses:
Commission expense	117,826	46,842
Professional fees	34,425	27,533
General and administrative	372,119	323,325
Total operating expenses	524,370	397,700

Operating profit	33,783	14,696

Other Income (expense)
Other income	11,605	-
Gain (loss) on settlement of debt	(5,577)	14,500
Interest expense	(65,116)	(65,742)

Total other (expense)	(59,088)	(51,182)

Loss before income taxes	(25,305)	(36,486)

Income tax expense	-	-

Net loss	$(25,305)	$(36,486)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,210,510	13,205,450

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2017	13,205,450	$215,267	$96,476	$(363,870)	$(52,127)

Net loss for the year ended December 31, 2017	—	—	—	(36,486)	(36,486)

Balance at December 31, 2017	13,205,450	215,267	96,476	(400,356)	(88,613)

Common stock issued on December 31, 2018
for services valued at $0.15 per share	13,334	2,000	—	—	2,000

Common stock issued on December 31, 2018
for payment of debt valued at $0.15 per share	60,548	9,082	—	—	9,082

Net loss for the year ended December 31, 2018	—	—	—	(25,305)	(25,305)

Balance at December 31, 2018	13,279,332	$226,349	$96,476	$(425,661)	$(102,836)

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2018	2017
Cash flows (to) from operating activities:
Net loss	$(25,305)	$(36,486)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	21,986	22,646
Common stock issued for services	2,000	-
Loss on settlement of debt	5,577	-
Changes in operating assets and liabilities:
(Increase) decrease in rent receivable	3,676	(3,676)
(Increase) decrease in prepaid expense	(1,169)	1,737
(Increase) decrease in security deposit	(422)	-
Increase (decrease) in accounts payable	(9,672)	2,681
Increase (decrease) in accrued salary	17,600	15,000
Increase (decrease) in accrued liabilities	22,027	5,116
Increase (decrease) in accrued interest	(3,216)	1,200
Net cash provided by operating activities	33,082	8,218

Cash flows used in investing activities:
Net cash used in investing activities:	-	-

Cash flows used in financing activities:

Payment of long term debt	(11,120)	(10,790)
Proceeds from related party payable	4,375	7,027
Payment of related party payable	(12,070)	(15,220)

Net cash used in financing activities	(18,815)	(18,983)

Net change in cash	14,267	(10,765)

Cash, beginning of year	49,437	60,202

Cash, end of year	$63,704	$49,437

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$64,967	$64,316

See accompanying notes to consolidated financial statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Home Treasure Finders, Inc. (the "Company") was initially incorporated on July 28, 2008 in the State of Colorado.

The Company is in the business of operating a real estate business and operates in Colorado as a State Licensed "Employing Broker" number 100005455 issued on July 1, 2006.

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

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL carryover	$108,700	$86,600
Related party accruals	2,400	1,900
Accrued payroll	12,700	9,800
Deferred tax liabilities:
Depreciation	9,900	6,000

Valuation allowance	(133,700)	(104,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the year ended December 31, 2018 and 2017 due to the following:

	2018	2017

Book income	$(6,500)	$(7,200)
Depreciation	(2,200)	(1,600)
Related party accruals	1,400	(1,600)
Meals and entertainment	1,000	600
Accrued payroll	12,700	2,700

Valuation allowance	(6,400)	7,100
	$-	$-

At December 31, 2018, the Company had net operating loss carryforwards of approximately $418,000 that may be offset against future taxable income as long as the "continuity of ownership" test is met.  No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.   The years 2015-2018 are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

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

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2018 and 2017 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

g.  Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which was issued to improve uniformity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018, and it did not have any impact on the Company’s statements of cash flows.

h.  Principles of consolidations

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Fixed assets and related depreciation for the year ended December 31, 2018 and 2017 are as follows:

	2018	2017
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(102,878)	(80,892)
Total fixed assets	$775,571	$797,557

Depreciation expense was $21,986 and $22,646 for the years ended December 31, 2018 and 2017, respectively.

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

1	First and Second year interest rate at 7% with 25 year amortization payment at $5,937 per month.

2.	Third and Fourth year at 8% with 25 year amortization payment at $6,278 per month.

3.	Fifth year at 9% with 25 year amortization payment at $6,640 per month.

4.	Balloon payment of $777,255 due on September 14, 2019.

The note to seller is secured by the three warehouse units. The three warehouse units are currently leased to one tenant.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

We issued 13,334 shares for services valued at $2,000 at $0.15 per share. Also, 60,548 shares were issued to ssetle a debt amounting to $3,505 at $0.15 per share and the Company recorded a loss on settlement of debt of $5,577.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the related party payable had a settlement outstanding resulting in a net decrease of $7,695.  The balance of the related party payable was $1,702 and $9,397 as of December 31, 2018 and 2017, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,289 and $4,505 at December 31, 2018 and 2017, respectively.  The Company pays base compensation of $10,000 per month to the CEO for his services.  The Company also pays additional override of 10% based upon commission revenue.  The balance accrued at December 31, 2018 and 2017 was $61,212 and $43,612, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office space under a non-cancel-able lease agreement accounted for as an operating lease.  We are leasing this facility for $63,765 for the term of the lease which ends on April 30, 2021.  The monthly payment is $1,822 for 35 months. At that time we shall have the option of extending the lease term for an additional three year term.

Rent expense was $18,533 and $16,800 for the years ended December 31, 2018, and 2017, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2019	$21,862
2020	21,862
Thereafter	9,272
$52,996

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, a lack of segregation of duties, a lack of oversight and experience in financial reporting and inadequate documentation of business transactions.  Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

27

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would serve as a consultant to assist management in improvements in our disclosure controls and procedures and in our internal control over financial reporting.  We anticipate that the consultant will help to oversee our financial reporting and tracking documentation of all transactions.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are as follows:

Name	Age	Position

Corey Wiegand (1)	40	President, Chief Executive Officer, Chief Financial Officer and Sole Director

_______________

(1)	Our founder, President, CEO, CFO and Sole Director

Executive Biography.

Corey Wiegand, age 40, President, is a graduate cum laude from the University of Texas A&M in Corpus Christi.  He is a real estate investor, Colorado licensed Broker, and is certified to work with property management, short sales and bank owned properties.

28

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

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

We have no director compensation policy. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No policy or payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed reimbursement and compensation for attending committee meetings. During the years ended December 31, 2018 and 2017 and the date of this report, none of our directors were paid any fees to attend director meetings.

EXECUTIVE COMPENSATION

Effective April 1, 2016, Mr. Wiegand's salary increased from $6,000 to $10,000 a month plus he receives the additional override of 10% based upon commission revenue.  As of December 31, 2018 Mr. Wiegand is owed accrued salary totaling $61,212.

29

Summary Compensation Table

The following table sets forth certain information concerning compensation paid our officer during years ended 2017 and 2016. Mr. Wiegand received no compensation prior. Going forward, Mr. Wiegand will receive a salary plus a commission based upon a percentage of gross sales, however, no written compensation agreement has been executed.

Name and principal position	Year	Salary and Commissions ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corey Wiegand, Officer and Sole Director	2018 2017	130,000 112,331	— —	— —	— —	— —	— —	— —	130,000 112,331

Option Grants in Last Fiscal Year

None.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

No stock options were exercised or held for exercise.

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

We presently pay Corey Wiegand a salary of $9,000 monthly plus an override of 10% based upon commission revenue. During periods when we did not have available cash, we have accrued unpaid salary and plan to pay these amounts at a future date when and if cash becomes available. We have not executed a written agreement in connections with this arrangement and we may change the arrangement at any time.

Board of Directors

Our Director is elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

30

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of December 31, 2018 and as of the date of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership

Common Stock	Corey Wiegand	6,700,000	50.7%

Common Stock	Bristlecone Associates, LLC 16200 West County Road 18E Loveland, CO 80537	2,994,000	22.7%

Common Stock	All Executive Officers and Directors as a Group (1 person)	6,700,000	50.7%

Except as otherwise indicated, the address of each beneficial owner is c/o Home Treasure Finders, Inc., 4045 Pecos St, Suite 110, Denver, Colorado 80211 .

Applicable percentage ownership is based on 13,279,332 shares of common stock outstanding as of December 31, 2018 and as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

31

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

During the year ended December 31, 2018, Corey Wiegand deferred cash collection of $4,374 from the Company to cover current expenses.  $12,070 was paid back to him.

During the year ended December 31, 2017, Corey Wiegand deferred cash collection of $7,027 from the Company to cover current expenses.  $15,220 was paid back to him.

32

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2018, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2018.

During the fiscal year ended December 31, 2017, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $350 and $350, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

33

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

34

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME TREASURE FINDERS (Registrant)

DATE: April 1, 2019	By:	/s/ Corey Wiegand
Corey Wiegand President, CEO, Sole Director and Chief Financial Officer

35