Form 10-Q
period 2019-03-31
Home Treasure Finders, Inc.
filed 2019-05-15
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2019	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4045 Pecos St, Suite 110, Denver, Colorado	80211
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HMTF	OTC Markets Pink Current

As of May 15, 2019, there were 13,279,332 shares of our common stock, no par value outstanding.

Index

Page
PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Statements for the period ended March 31, 2019
Consolidated Balance Sheets	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
Item 4T. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	11
Item 6. Exhibits	13

Signatures	14

PART I FINANCIAL INFORMATION Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$54,506	$63,704
Rent receivable	500	500
Right of use asset, net	41,889	-
Prepaid expenses	679	1,169
Total current assets	97,574	65,373

Property and equipment, net	770,075	775,571

Other assets:
Security deposits	1,822	1,822

Total assets	$869,471	$842,766

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$21,132	$7,840
Accrued wages	52,212	61,212
Accrued liabilities	85,553	83,815
Accrued interest – related party	1,326	1,289
Lease liability	41,889	-
Note payable, current portion	787,609	789,744
Related party note payable	2,172	1,702
Total current liabilities	991,893	945,602

Total liabilities	991,893	945,602

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,279,332 and 13,279,332 shares issued and outstanding, respectively	226,349	226,349
Additional paid in capital	96,476	96,476
Accumulated deficit	(445,247)	(425,661)
Total shareholders' deficit	(122,422)	(102,836)

Total liabilities and shareholders' deficit	$869,471	$842,766

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Commission income	$76,087	$48,004
Rental and property management income	86,510	70,907
Total revenue	$162,597	$118,911

Operating expenses:
Commission expense	60,623	31,860
Professional fees	10,308	6,810
General and administrative	93,461	75,530
Total operating expenses	164,392	114,200

Operating income (loss)	(1,795)	4,711

Other expense
Interest expense	(17,791)	(16,076)

Total other expense	(17,791)	(16,076)

Income before taxes	(19,586)	(11,365)

Income tax expense	—	—

Net income (loss)	$(19,586)	$(11,365)

Basic and diluted income (loss) per share	$(0.00)	$(0.00

Basic and diluted weighted average
common shares outstanding	13,279,332	13,205,450

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,586)	$(11,365)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Depreciation and amortization expense	5,496	5,497
Changes in operating assets and liabilities:
Decrease in rent receivable	-	2,966
(Increase) decrease in prepaid expense	490	(1,248)
(Increase) in right of asset	(41,889)	-
Increase in lease liability	41,889	-
Increase (decrease) in accrued interest	37	(3,287)
Increase (decrease) in accrued salary	(9,000)	21,000
Increase (decrease) in accrued liabilities	1,738	(5,882)
Increase (decrease) in accounts payable	13,292	(4,025)
Net cash provided by (used in) operating activities	(7,533)	3,656

Cash flows from financing activities:
Proceeds from related party payable	1,353	40
Payment of related party payable	(883)	(10,835)
Payment of long term debt	(2,135)	(2,835)
Net cash used in financing activities	(1,665)	(13,630)

Net change in cash	(9,198)	(9,974)

Cash, beginning of period	63,704	49,437

Cash, end of period	$54,506	$39,463

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$17,754	$15,998

NON CASH FINANCING ACTIVITIES:
None

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. It is suggested that these financial statements be read in conjunction with the December 31, 2018 financial statements and notes thereto included in our December 31, 2018 Annual Report on Form 10-K filed with the SEC. The results of operations for the period ended March 31, 2019, are not necessarily indicative of the operating results for the year ended December 31, 2019.

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

Note 3:  Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for our quarter ended March 31, 2019. The amendments in ASU 2016-02 are effective for our quarter ended March 31, 2019

 HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4:  Related Party Transaction

During the three months ended March 31, 2019, the related party payable had a net increase of $470.  The balance of the related party payable was $2,172 and $1,702 as of March 31, 2019 and December 31, 2018, respectively.  This payable was due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,326 and $1,289 at March 31, 2019 and December 31, 2018, respectively.  Interest expense for the three months ended March 31, 2019 and 2018 was $37 and $78, respectively.

Note 5:  Property and Equipment

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

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(108,374)	(102,878)
Total property and equipment	$770,075	$775,574

Depreciation and amortization expense was $5,496 and $5,497 for the three months ended March 31, 2019 and 2018, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:  Long-Term Debt

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

As of March 31, 2019 the balance of the note was $787,609.

LEASE TERMS OF WAREHOUSE UNITS

The three warehouse units are currently leased to one tenant under a five year lease starting January 1, 2019 through January 31, 2024. The tenant shall have the right to renew the term for one additional five year term. The tenant also has the right to purchase the building under the following terms:

1.	Tenant may purchase the property for the price of $1,055,000 if tenant enters into a brokerage relationship with the buyer’s agent or transaction broker.

2.	If tenant does not engage with a buyer’s agent or transaction broker, the price shall be $1,025,000.

3.	The deadline for tenant to close on his option to purchase shall be July 31, 2019.

4.	Seller reserves the right to sell the property to any other party at any time without restriction as long as the sale does not impede upon the tenant lease term or rights thereof.

The base rent payment each month is $10,000 plus additional rent each month to cover property taxes and property insurance. For the three months ending March 31, 2019, the Company received rental income of $$33,588

 HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:  Commitments

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until April 30, 2021 and is for $1822 per month during the first year with a 3 percent increase each year thereafter. ASU 2016-02 was adopted in the quarter ended March 31, 2019.

The following are the future minimum lease payments at March 31, 2019:

Amount
2019	$20,041
2020	22,518
2021	23,190
Total	65,749
Less interest factor	(23,860)
Total to Lease Liability	$41,889

Note 8:  Subsequent Events

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

For the three months ended March 31, 2019 the Company generated a total of $162,597 in revenues, consisting of $76,087 from sales commissions and $86,510 from rental and property management.  During the three months ended March 31, 2018 we generated a total of $118,911 in revenues, consisting of $48,004 from sales commissions and $70,907 from rental and property management.

During the three months ending March 31, 2019 we incurred operating expenses totaling $164,392. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended March 31, 2018 we incurred a total of $114,200 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The primary reason for the increase in expenses during the current year was due to an increase in commissions paid and also an increase in our professional fees and property management expenses.

Our net loss for the three months ended March 31, 2019 was $19,586.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 162 rental real estate owned by non-related third parties. In comparison we had net loss for the three months ended March 31, 2018 of $11,365.

Liquidity and Capital Resources

At March 31, 2019, we had $54,506 in cash and working capital deficit of $894,319.  At December 31, 2018 we had $63,704 in cash and a working capital deficit of $880,229.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: May 15, 2019	BY:	/s/ Corey Wiegand
Corey Wiegand
President

