Form 10-Q
period 2019-06-30
Home Treasure Finders, Inc.
filed 2019-08-14
CIK 1527102

Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2019	Commission File Number 333-176154

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4045 Pecos St, Suite 110, Denver, Colorado	80211
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	HTMF	OTC Markets Pink Current

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of August 14, 2019, registrant had outstanding 13,279,332 shares of common stock, no par value.

Index

Page
PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Statements for the period ended June 30, 2019
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
Item 4T. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	11
Item 6. Exhibits	13

Signatures	14

PART I FINANCIAL INFORMATION Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$108,900	$63,704
Rent receivable	500	500
Right of use asset, net	37,323	-
Prepaid expenses	257	1,169
Total current assets	146,980	65,373

Property and equipment, net	764,578	775,571

Other assets:
Security deposits	1,822	1,822

Total assets	$913,380	$842,766

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$27,215	$7,840
Accrued wages	52,212	61,212
Accrued liabilities	107,679	83,815
Accrued interest – related party	1,369	1,289
Operating Lease liability, current portion	12,268	-
Note payable, current portion	785,395	789,744
Related party note payable	1,425	1,702
Total current liabilities	987,563	945,602

Long term liability
Convertible note, net of discount	6,640	-
Operating lease liability, long term	25,055	-
Total liabilities	1,019,258	945,602

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,279,332 and 13,279,332 shares issued and outstanding, respectively	226,349	226,349
Additional paid in capital	109,836	96,476
Accumulated deficit	(442,063)	(425,661)
Total shareholders' deficit	(105,878)	(102,836)

Total liabilities and shareholders' deficit	$913,380	$842,766

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 309		June 30,
	2019	2018	2019	2018
Revenue:
Commission income	$25,735	$80,038	$101,822	$128,042
Rental property and rental management income	112,656	72,176	199,166	143,083
Total Revenue	$138,391	$152,214	$300,988	$271,125

Operating expenses:
Commission expense	14,240	30,830	74,862	62,690
Professional fees	9,072	1,918	19,380	8,726
General and Administrative	94,147	109,721	187,610	185,251
Total operating expenses	117,459	142,469	281,852	256,667

Operating income	20,932	9,745	19,136	14,458

Other (expense)
Interest expense	(17,748)	(15,947)	(35,538)	(32,024)

Total other (expense)	(17,748)	(15,947)	(35.538)	(32,024)

Net income (loss)	$3,184	$(6,202)	$(16,402)	$(17,566)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,279,332	13,205,450	13,279,332	13,205,450

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Deficit

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Equity (Deficit)

Balance at December 31, 2018	13,279,332	$226,349	$96,476	$(425,661)	$(102,836)

Net loss for the three months ended March 31, 2019	—	—	—	(19,586)	(19,586)

Balance at March 31, 2019	13,279,332	$226,349	$96,476	$(445,247)	$(122,422)

Debt discount on convertible note	—	—	13,360	—	13,360

Net income for the three months ended June 30 2019	—	—	—	3,184	3,184

Balance at June 30, 2019	13,279,332	$226,349	$109,836	$(442,063)	$(105,878)

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,402)	$(17,566)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and amortization	10,993	10,993
Changes in operating assets and liabilities:
(Increase) decrease in rent receivable	-	3,676
(Increase) decrease in prepaid expense	912	(2,058)
Increase in security deposit	-	(1,822)
Increase (decrease ) in accrued interest	80	(3,281)
Increase (decrease) in accrued salary	(9,000)	27,600
Increase (decrease) in accrued liabilities	23,864	(1,566)
Increase (decrease) in accounts payable	19,375	(10,732)

Net cash provided by operating activities	29,822	5,244

Cash flows from financing activities:
Proceeds from related party payable	7,206	2,058
Payment of related party payable	(7,483)	(10,835)
Proceeds from Convertible note	20,000	-
Payment of long term debt	(4,349)	(5,727)

Net cash provided by (used in) financing activities	15,374	(14,504)

Net change in cash	45,196	(9,260)

Cash, beginning of period	63,704	49,437

Cash, end of period	$108,900	$40,177

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$35,455	$31,940

NON CASH FINANCING ACTIVITIES:
DISCOUNT ON CONVERTIBLE NOTE	$13,360	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2018 financial statements and notes thereto included. The results of operations for the period ended June 30, 2019, are not necessarily indicative of the operating results for the year ended December 31, 2019.

Note 2:  Nature of Operations

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

Note 3:  Going Concern

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

 HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4:  Recently Adopted Accounting Pronouncements

In February 2016, the FASB (Federal Accounting Standards Board) issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for our six months ended June 30, 2019 and have been incorporated into these financial statements.

Note 5:  Related Party Transactions

During the six months ended June 30, 2019, the related party payable had a net decrease of $295.  The balance of the related party payable was $1,425 and $1,720 as of June 30, 2019 and December 31, 2018, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,369 and $1,289 at June 30, 2019 and December 31, 2018, respectively.  Interest expense for the six months ended June 30, 2019 and 2018 was $80 and $84, respectively.  Interest expense for the three months ended June 30, 2019 and 2018 was $43 and $6, respectively.

Note 6:  Property and Equipment, Net

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

Property and equipment and related depreciation are as follows:

	June 30, 2019	December 31, 2018
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Less accumulated amortization and depreciation	(113,871)	(102,878)
Property and equipment, net	$764,578	$775,571

 Depreciation and amortization expense was $10,993 and $10,993 for the six months ended June 30, 2019 and 2018, respectively.  Depreciation and amortization expense was $5,496 and $5,496 for the three months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019 the balance of the note was $785,395.

LEASE TERMS OF WAREHOUSE UNITS

During the six months ended June 30, 2019, the prior lessee vacated the building and terminated the lease agreement. Effective June 16, 2019, the three warehouse units are being leased to one tenant under a two year lease starting June 16, 2019 through June 3, 2021. The tenant shall have the right to renew the term for an additional one year term. The tenant also has the right to purchase the building under the following terms:

1.	Tenant may purchase the property for the price of $900,000 if tenant enters into a brokerage relationship with the buyer’s agent or transaction broker.

2.	If tenant does not engage with a buyer’s agent or transaction broker, the price shall be $925,000.

3.	The deadline for tenant to close on the option to purchase shall be August 31, 2020.

4.	Seller reserves the right to sell the property to any other party at any time without restriction as long as the sale does not impede upon the tenant lease term or rights thereof.

The base rent payment each month is $6,338 plus additional rent each month to cover property taxes and property insurance. For the six months ending June 30, 2019, the Company received rental income of $82,507. For the three months ending June 30, 2019, the Company received rental income of $48,919

 HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8:  Convertible Note

On May 31, 2019, the Company issued a $20,000 convertible note which bears interest at 10% per annum. The maturity date of the note is May 31, 2021 and is convertible on or after 90 days of the date of issuance into the Company’s common stock at a rate of $.05 of principal and/or interest per share. The Company has determined the note to contain a beneficial conversion feature valued as $13,360 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The balance of the note, net of the discount is $6,640 at June 30, 2019.

Note 9:  Commitments

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until April 30, 2021 and is for $1,822 per month during the first year with a 3 percent increase each year thereafter. ASU 2016-02 was adopted in the quarter ended March 31, 2019.

The following are the future minimum lease payments at June 30, 2019:

Amount
2019	$12,268
2020	22,518
2021	7,730
Total	42,516
Less interest factor	(5,193)
Total to Lease Liability	$37,323

Note 10:  Subsequent Events

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

Our net loss for the six months ended June 30, 2019 was $16,402.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 162 rental real estate owned by non-related third parties. In comparison our net loss for the six months ended June 30, 2018 was $17,566.

For the six months ended June 30, 2019 the Company generated a total of $300,988 in revenues, consisting of $101,822 from sales commissions and $199,166 from rental and property management.  During the six months ended June 30, 2018 we generated a total of $271,125 in revenues, consisting of $128,042 from sales commissions and $143,083 from rental and property management.  Commission income decreased over prior year due to decrease in real estate closings in a declining sales market.  The increase in rental and property management is the result of an increase in the number of rentals we manage and greater emphasis on increasing revenue in our property management division.

During the six months ending June 30, 2019 we incurred operating expenses totaling $281,852. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the six months ended June 30, 2018 we incurred a total of $256,667 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to an increase in audit and legal fees.  Also, property management expenses increased with the increase in the number of rental units we manage.

Our net income (loss) for the three months ended June 30, 2019 and 2018 was $3,184 income and ($6,202) loss, respectively.  For the three months ended June 30, 2019 the Company generated a total of $138,391 in revenues, consisting of $25,735 from sales commissions and $112,656 from rental and property management.  During the three months ended June 30, 2018 we generated a total of $152,214 in revenues, consisting of $80,038 from sales commissions and $72,176 from rental and property management

During the three months ending June 30, 2019 we incurred operating expenses totaling $117,459. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended June 30, 2018 we incurred a total of $142,469 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The decrease in expenses over prior year was primarily related to decrease in commission expense as a result of the decrease in sales commission and other administrative expenses.

Liquidity and Capital Resources

At June 30, 2019, we had $108,900 in cash and working capital deficit of $840,583.  At December 31, 2018 we had $63,704 in cash and a working capital deficit of $880,229.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: August 14, 2019	BY:	/s/ Corey Wiegand
Corey Wiegand
President

