Form 10-Q
period 2019-09-30
Home Treasure Finders, Inc.
filed 2019-11-14
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2019	Commission File Number 000-55019

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4045 Pecos St, Suite 110, Denver, Colorado	80211
(Address of principal executive offices)	(Zip code)

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

As of November 14, 2019, 13,653,574 shares of common stock, no par value of registrant were outstanding.

 PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$95,679	$63,704
Rent receivable	-	500
Right of use asset, net	32,490	-
Prepaid expenses	128	1,169
Total current assets	128,297	65,373

Property and equipment, net	759,082	775,571

Other assets:
Security deposits	1,822	1,822

Total assets	$889,201	$842,766

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Accounts payable	$34,530	$7,840
Accrued wages	52,212	61,212
Accrued liabilities	105,334	83,815
Accrued interest - related party	1,414	1,289
Operating Lease liability, current portion	7,435	-
Note payable, current portion	783,130	789,744
Related party note payable	904	1,702
Total current liabilities	984,959	945,602

Long term liability
Operating lease liability, long term	25,055	-
Total liabilities	1,010,014	945,602

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value; 100,000,000 shares authorized,
13,653,574 and 13,279,332 shares issued and outstanding, respectively	245,061	226,349
Additional paid in capital	109,836	96,476
Accumulated deficit	(475,710)	(425,661)
Total shareholders' deficit	(120,813)	(102,836)

Total liabilities and shareholders' deficit	$889,201	$842,766

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Commission income	$75,251	$79,027	$177,072	$207,069
Property and rental management income	50,718	61,877	249,885	204,960
Total Revenue	125,969	140,904	426,957	412,029

Operating expenses:
Commission expense	22,614	37,327	97,475	100,017
Professional fees	6,636	8,735	26,016	17,463
General and Administrative	98,826	81,643	286,437	266,894
Total operating expenses	128,076	127,705	409,928	384,374

Operating income (loss)	(2,107)	13,199	17,029	27,655

Other income (expense):
Interest Income	—	4,000	—	4,000
Interest expense	(31,540)	(15,899)	(67,078)	(47,923)

Total other expense	(31,540)	(11,899)	(67,078)	(43,923)

Income (loss) before taxes	(33,647)	1,300	(50,049)	(16,268)

Income tax expense	—	—	—	—

Net income (loss)	$(33,647)	$1,300	$(50,049)	$(16,268)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	13,421,707	13,205,450	13,327,312	13,205,450

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Equity (Deficit)

Balance at December 31, 2018	13,279,332	$226,349	$96,476	$(425,661)	$(102,836)

Debt discount on convertible note	—	—	13,360	—	13,360

Net loss for the six months ended June 30, 2019	—	—	—	(16,402)	(16,402)

Balance at June 30, 2019	13,279,332	$226,349	$109,836	$(442,063)	$(105,878)

Common stock issued for payment of debt valued at $0.05 per share	20,000	1,000	—	—	1,000

Common stock issued for payment of convertible debt valued at $0.05 per share	354,242	17,712	—	—	17,712

Net loss for the three months ended September 30 2019	—	—	—	(33,647)	(33,647)

Balance at September 30, 2019	13,653,574	$245,061	$109,836	$(475,710)	$(120,813)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Equity (Deficit)

Balance at December 31, 2017	13,205,450	$215,267	$96,476	$(400,356)	$(88,613)

Net loss for the six months ended June 30, 2018	—	—	—	(17,568)	(17,568)

Balance at June 30, 2018	13,205,450	$215,267	$96,476	$(417,922)	$(106,179)

Net income for the three months ended September 30 2018	—	—	—	1,300	1,300

Balance at September 30, 2018	13,205,450	$215,267	$96,476	$(416,622)	$(104,879)

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(50,049)	$(16,268)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	16,489	16,490
Common stock issued in payment of debt	1,000	-
Amortization of debt discount on convertible note payable	13,360	-
Changes in operating assets and liabilities:
(Increase) decrease in rent receivable	500	3,676
(Increase) in prepaid expense	1,041	(1,324)
(Increase) in security deposit	-	(422)
Increase (decrease) in accrued interest related party	125	(3,265)
Increase (decrease) in accrued salary	(9,000)	24,600
Increase (decrease) in accrued liabilities	21,519	(755)
Increase (decrease) in accounts payable	26,690	(10,082)

Net cash provided by operating activities	21,675	12,650

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related party payable	8,110	2,677
Payment of related party payable	(8,908)	(10,835)
Proceeds from convertible debt	20,000	-
Payment of convertible debt	(2,288)	-
Payment of long term debt	(6,614)	(8,677)

Net cash (used in) financing activities	10,300	(16,835)

Net change in cash	31,975	(4,185)

Cash, beginning of period	63,704	49,437

Cash, end of period	$95,679	$45,252

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$53,593	$47,823

NON CASH FINANCING ACTIVITIES:
Conversion of note into common stock	$17,712	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

 Three and Nine Months Ended September 30, 2019 and 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2018 financial statements and notes thereto included. The results of operations for the period ended September 30, 2019, are not necessarily indicative of the operating results for the year ended December 31, 2019.

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

Note 4:  Recently Adopted Accounting Pronouncements

In February 2016, the FASB (Federal Accounting Standards Board) issued ASU 2016-02, "Leases" which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for our nine months ended September 30, 2019 and have been incorporated into these financial statements.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

 Three and Nine Months Ended September 30, 2019 and 2018

 Note 5:  Related Party Transactions

During the nine months ended September 30, 2019, the related party payable had a net decrease of $798.  The balance of the related party payable was $904 and $1,702 as of September 30, 2019 and December 31, 2018, respectively.  This payable is due on demand and has an interest rate of 8%.  Accrued interest on this payable was $1,414 and $1,289 at September 30, 2019 and December 31, 2018, respectively.  Interest expense for the nine months ended September 30, 2019 and 2018 was $125 and $100, respectively.  Interest expense for the three months ended September 30, 2019 and 2018 was $45 and $16, respectively.

Note 6:  Property and Equipment

The Company's capital assets consist of warehouse units, computer equipment, office furniture and leasehold improvements for the new office.  Depreciation and amortization is calculated usi ditions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Property and equipment and related depreciation are as follows:

	September 30, 2019	December 31, 2018
Computer equipment	$5,672	$5,672
Furniture and fixtures	7,777	7,777
Leasehold improvements	4,000	4,000
Warehouse units	861,000	861,000
Accumulated amortization and depreciation	(119,367)	(102,878)
Property and equipment, net	$759,082	$775,571

Depreciation expense was $16,489 and $16,490 for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation expense was $5,496 and $5,496 for the three months ended September 30, 2019 and 2018, respectively.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2019 and 2018

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

As of September 30, 2019 the balance of the note was $783,130.

LEASE TERMS OF WAREHOUSE UNITS

During the nine months ended September 30, 2019, the prior lessee vacated the building and terminated the lease agreement. Effective June 16, 2019, the three warehouse units are being leased to one tenant under a two year lease starting June 16, 2019 through June 3, 2021. The tenant shall have the right to renew the term for an additional one year term. The tenant also has the right to purchase the building under the following terms:

1.	Tenant may purchase the property for the price of $900,000 if tenant enters into a brokerage relationship with the buyer's agent or transaction broker.

2.	If tenant does not engage with a buyer's agent or transaction broker, the price shall be $925,000.

3.	The deadline for tenant to close on the option to purchase shall be August 31, 2020.

4.	Seller reserves the right to sell the property to any other party at any time without restriction as long as the sale does not impede upon the tenant lease term or rights thereof.

The base rent payment each month is $6,338 plus additional rent each month to cover property taxes and property insurance. For the nine months ending September 30, 2019, the Company received rental income of $78,008. For the three months ending September 30, 2019, the Company received rental income of $15,000

Note 8:  Convertible Note

On May 31, 2019, the Company issued a $20,000 convertible note which bears interest at 10% per annum. The maturity date of the note is May 31, 2021 and is convertible on or after 90 days of the date of issuance into the Company's common stock at a rate of $.05 of principal and/or interest per share. The Company has determined the note to contain a beneficial conversion feature valued as $13,360 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. During the three months ending September 30, 2019 payments were made on the note reducing the principal balance of the note at $17,712. In August the holder of the note converted the remaining balance into 352,242 shares of common stock valued at $0.05 per share.

HOME TREASURE FINDERS, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2019 and 2018

Note 9:  Commitments

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until April 30, 2021 and is for $1,822 per month during the first year with a 3 percent increase each year thereafter. ASU 2016-02 was adopted in the quarter ended March 31, 2019.

The following are the future minimum lease payments at September 30, 2019:

Amount
2019	$7,435
2020	22,518
2021	7,730
Total	37,683
Less interest factor	(5,193)
Total Lease Liability	$32,490

Note 10:  Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	September 30, 2019	December 31, 2018

Loss (numerator)	$(50,049)	$(25,305)
Weighted average shares (denominator)	13,327,312	13,210,510

Net loss per share – basic and diluted	$-	$-

HOME TREASURE FINDES, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2019 and 2018

Note 11:  Subsequent Events

On August 15, 2019, Home Treasure Finders, Inc., a Colorado corporation ("Parent"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") among Parent, HMTF Merger Sub Inc., a Colorado corporation (as "Buyer" and together with the Parent, the "Buyer Parties"), Energy Hunter Resources, Inc., a Delaware corporation (the "Company"), certain stockholders of the Company set for therein (as "Sellers"), and Gary C. Evans (as the "Sellers' Representative" and together with the Company and Sellers, the "Seller Parties") pursuant to which, Buyer will buy from Sellers 6,328,948 shares of its common stock, par value $0.0001 per share ("Company Common Stock") representing approximately 91% of the issued and outstanding common stock of the Company as of August 15, 2019. Upon closing, in exchange for the Company Common Stock, the Sellers shall receive 6,328,948 shares of the Parent's to be designated Series A Convertible Preferred Stock ("Series A Preferred"). Each share of the Series A Preferred; shall (a) convert into 16 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. On a fully diluted, as converted basis, the Sellers shall own approximately 88% of the issued and outstanding common stock of the Parent.

The Board of Directors of Parent and the Board of Directors of the Company have each approved execution of the Stock Purchase Agreement.

Current management of Home Treasure Finders believes that entering into this transaction is in the best interests of its shareholders because of the capital assets owned by Energy Hunter Resources, Inc. that it anticipates will eventually be infused into the Home Treasure Finders (or its subsidiaries) and the financial acumen of the anticipated new chief executive officer, Gary C. Evans, who is currently the chief executive officer of the to be acquired company. Mr. Evans has extensive experience managing publicly traded companies and raising capital in the public and private markets. It is currently anticipated that upon closing, assuming satisfaction of the conditions precedent described below, the newly combined company will focus primarily upon expanding Home Treasure Finders' existing footprint in the emerging Hemp industry as opposed to other aspects of its legacy business.

The Stock Purchase Agreement contains customary representations and warranties of Seller Parties and Buyer Parties, which survive the closing for a period expiring August 15, 2020.

Additionally, the Stock Purchase Agreement provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in the usual, regular and ordinary course substantially consistent with past practice and to refrain from taking certain actions without the other parties' consent.

Closing of the Stock Purchase Agreement is subject, among other standard closing conditions, to the following conditions:

•	The Company, the Parent, and Corey Wiegand, current CEO of Parent, shall have entered into documentation pursuant to which Corey Wiegand shall purchase certain parts of the Parent's legacy real estate business from the Parent for $160,000.00.
•	In connection with that certain Promissory Note, dated as of September 15, 2015, made by J Done LLC in favor of Thomas S. Yang (as amended, the "Yang Note"), the Parties shall have entered into an agreement to either extend, refinance, or repay the Yang Note.
•	The Parent shall have retained the services of a PCAOB-registered audit firm selected by the Company, in its sole discretion.
•	The Company and the Parent shall have entered into documentation pursuant to which the Parent shareholders of record on the day before the closing shall be entitled to receive one-half of the net proceeds on an as-received basis from an enforced, final non-appealable judgment from any litigation arising out of the tenant lease default that occurred in Spring 2019 in connection with that certain Commercial Lease Agreement, dated as of September 1, 2015, for the lease of 4440 Garfield St, Denver Co 80216, between the Parent and Grand Traverse Holdings, LLC.
•	Resignations effective immediately upon closing of the directors and officers of Parent in their capacities as directors and/or officers, as requested by Sellers.

On October 1, 2019, the Buyer Parties, Seller Parties, and Sellers' Representative entered into an amendment to the Stock Purchase Agreement. Pursuant to Amendment No. 1 to the Stock Purchase Agreement, each of the parties agreed to extend to November 1, 2019 the outside date after which either the Buyer Parties or Seller Parties may terminate the Stock Purchase Agreement if the transactions contemplated thereunder have not been consummated.

As of the date of filing the 10Q, the Company is still in negotiations on the Stock Purchase Agreement and both parties are actively working towards finalizing the terms of the agreement.

HOME TREASURE FINDES, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2019 and 2018

Note 11:  Subsequent Events (continued)

On October 1, 2019 the Promissory Note on the warehouse discussed in Note 7 was amended to extend the maturity date to July 15, 2020. The monthly payment during that time period will be $5,286.94. At the initial extended maturity date, the Company will have the ability to continue to extend the maturity date several times as it deems necessary. The amendment required a principal payment in the amount of $150,000 which was paid by the October 16, 2019 deadline.

On October 15, 2019, the Company issued a $207,122.69 convertible note which bears interest at 4% per annum. The maturity date of the note is November 1, 2021 and is convertible on or after 180 days of the date of issuance into the Company’s common stock at a rate of $.352 of principal and/or interest per share.

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

Our net loss for the nine months ended September 30, 2019 was $50,049.  We generated operating revenue from three sources, sales commissions, property management, and commercial real estate for legal cannabis cultivation. We manage approximately 162 rental real estate owned by non-related third parties. In comparison our net loss for the nine months ended September 30, 2018 was $16,268.

For the nine months ended September 30, 2019 the Company generated a total of $426,957 in revenues, consisting of $177,072 from sales commissions and $249,885 from rental and property management.  During the nine months ended September 30, 2018 we generated a total of $412,029 in revenues, consisting of $207,069 from sales commissions and $204,960 from rental and property management.  Commission income decreased over prior year due to decrease in real estate closings in a declining sales market.  The increase in rental and property management is the result of an increase in the number of rentals we manage and greater emphasis on increasing revenue in our property management division.

During the nine months ending September 30, 2019 we incurred operating expenses totaling $409,928. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the nine months ended September 30, 2018 we incurred a total of $384,374 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  The increase in expenses over prior year was primarily related to an increase in audit and legal fees.  Also, property management expenses increased with the increase in the number of rental units we manage.

 Our net income (loss) for the three months ended September 30, 2019 and 2018 was $(33,647) loss and $1,300 income, respectively.  For the three months ended September 30, 2019 the Company generated a total of $125,969 in revenues, consisting of $75,251 from sales commissions and $50,178 from rental and property management.  During the three months ended September 30, 2018 we generated a total of $140,904 in revenues, consisting of $79,027 from sales commissions and $61,877 from rental and property management

During the three months ending September 30, 2019 we incurred operating expenses totaling $128,076. Such expenses consisted primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  During the three months ended September 30, 2018 we incurred a total of $127,075 of operating expenses consisting primarily of commissions paid on the revenue earned, general and administrative expenses and professional fees.  Expenses were fairly consistent between the two years.

 Liquidity and Capital Resources

At September 30, 2019, we had $95,679 in cash and working capital deficit of $856,662.  At December 31, 2018 we had $63,704 in cash and a working capital deficit of $880,229.

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

HOME TREASURE FINDERS, INC. AND SUBSIDIARY
(Registrant)

DATE: November 14, 2019	BY:	/s/ Corey Wiegand
Corey Wiegand
President

