Form 10-K
period 2019-12-31
Generation Hemp, Inc.
filed 2020-12-15
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2019

Commission File Number 333-176154

Generation Hemp, Inc.

(Exact name of registrant as specified in its charter)

COLORADO	26-3119496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5128 Horseshoe Trail, Dallas, Texas	75209
(Address of principal executive offices)	(Zip code)

(469) 209-6154

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was  $435,076.

At December 15, 2020, the registrant had 17,380,317 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.. Forward looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about:

●	the marketability of our products;

●	industry and market conditions;

●	compliance with laws and regulations that impact our business, and changes to such laws and regulations;

●	legal and regulatory risks associated with OTC Markets;

●	our future capital requirements and our ability to raise additional capital to finance our activities;

●	the future trading of our common stock;

●	our ability to operate as a public company;

●	our ability to protect our proprietary information;

●	general economic and business conditions; the volatility of our operating results and financial condition;

●	our ability to attract or retain qualified senior management personnel and research and development staff;

●	the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent Coronavirus Disease 2019, or COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events;

●	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors”; and

●	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

●	We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances or to reflect new information or the occurrence of unanticipated events, except as required by law.

i

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.genhempinc.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

When we use the terms “Generation Hemp,” “Company,” “GenHemp,” “we,” “our,” and “us” we mean Generation Hemp, Inc., a Colorado corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

ii

GENERATION HEMP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

iii

Part I.

ITEM 1. BUSINESS

Generation Hemp, formerly known as Home Treasure Finders, Inc. (“HTF”), was initially incorporated on July 28, 2008 in the State of Colorado. On March 3, 2014, the Company formed a wholly-owned subsidiary, HMTF Cannabis Holdings, Inc. to purchase properties that qualify for legal cultivation of cannabis. The Company generates income from its real estate holdings.

On November 27, 2019, HTF completed the purchase of approximately 68% of the common stock of Energy Hunter Resources, Inc. (“EHR”) through the issuance of 6,328,948 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”). Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate. The acquisition, together with the other transactions contemplated by the Stock Purchase Agreement, dated August 15, 2019 are referred to herein as the “Transaction”. In connection with the closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

The Transaction was accounted for as a reverse merger, whereby EHR is considered to be the accounting acquirer and became a majority-owned subsidiary of the Company. Accordingly, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of EHR prior to the reverse merger and in this and all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

Upon completion of the Transaction, Corey Wiegand, who had been the President and sole Director of Home Treasure Finders, Inc. since its founding, resigned from these positions and Gary C. Evans, previous Chairman and Chief Executive Officer of Energy Hunter Resources, Inc., took the helm of the combined entity as Chairman of the Board of Directors and Chief Executive Officer.

In an exchange transaction also effective November 27, 2019, the Company acquired an additional 26% of the common stock of EHR through the issuance of common stock and warrants.

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR is an oil and gas exploration and production company whose core properties were located in (a) Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas and (b) certain areas of the Eagle Ford Shale Trend in Karnes County, Texas. EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County and a 28.125% interest in certain oil and gas and/or oil, gas and mineral leases, lands interests, and other properties located in Karnes County. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates of growing hemp companies that operate within a number of vertical businesses attractive to us and within the hemp supply chain. We presently generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado leased to a hemp seed company.

To fund our business activities, we have historically completed a number of private placements of equity capital and continue to seek additional private placements of our stock to attract additional new capital. Additionally, we from time-to-time incur indebtedness to fund our operations. At December 31,2019, our shares were quoted on the OTC Pinks under the symbol “GENH.”

The address of our primary web site is www.genhempinc.com

Pending Acquisition of Halcyon Thruput, LLC

On March 7, 2020, we entered into a definitive agreement on our first acquisition with Halcyon Thruput, LLC (“Halcyon”) to acquire 100% of their assets for total consideration of $5.1 million. The consideration includes $2.5 million of restricted common stock (valued at $0.50 per share) of Generation Hemp, Inc., restricted from trading for one year, and $2.6 million in cash. Halcyon is a leading emerging company active in the hemp sector that provides post-harvest and midstream services to growers by drying and processing harvested hemp directly from the field and wet-baled at their 48,000 square foot facility located in Hopkinsville, Kentucky. The drying services technology greatly increases efficiency and capacity during harvest for farmers who need to quickly move harvested hemp while preserving the cannabinoid potency by providing scalable infrastructure essential to receive and process hemp with high moisture content (“wet”) quickly. Additionally, Halcyon offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. Their midstream business is fee income oriented, based upon a price per pound of material handled, and therefore is more protected from significant commodity price variations. The facility is able to process approximately 10,000 wet pounds per hour and in development are plans to scale up to 20,000 wet pounds per hour in order to meet market demands as licensed and harvested hemp acreage continues to dramatically increase across Kentucky and Tennessee. The transaction is expected to close prior to year end 2020. The Company has received commitments from certain investors for the revised cash portion of the total consideration.

Principal Services and their Markets

Generation Hemp. is positioning to be a pure-play, fully integrated hemp company through its acquisitions of existing established companies operating in the rapidly growing hemp sector with success as profitable first movers. The Company has entered into definitive agreements with Halcyon to acquire 100% of their assets. Halcyon is a fully licensed leading emerging company active in the hemp sector that provides post-harvest and midstream services to growers by drying and processing harvested hemp directly from the field.

We presently own one industrial warehouse located in Denver, Colorado and lease 100% of this space within that project to aid a licensed hemp seed grower. To-date, this project has been successful in generating net revenue to the Company. We exercise appropriate and reasonable care to screen our tenants. We require and verify that our tenants maintain proper licenses and operate in compliance with all applicable rules and regulations at the federal, state, and local level.

We may own properties for our own investment account and as such are solely at financial risk in connection with our investments. In the event we utilize funds loaned to us by third party groups, they may in some circumstances share certain risks.

We do not grow, distribute or sell any form of cannabis. We have no present plan to engage in such activities or obtain a license to do so, now, or in the future. We currently plan to only operate in the hemp space. We are in the process of expanding our operations into other states.

Marketing of our Services

The market, clients, customers and distribution methods for hemp services and hemp-based products are large and diverse. These markets range from hemp mid-stream services for hemp growers/farmers, to hemp derived products like bioplastics, textiles, building materials, food additives, and dietary supplements.  Awareness and demand continues to grow for “green,” environmentally-friendly products derived from hemp, and the consumer market has already begun to integrate hemp products and products that contain hemp derivatives to existing product lines.  The distribution system is constantly evolving as small retailers, retail chains, and big box stores become increasingly educated on and familiar/comfortable with hemp and its derivatives.  The current market is focused on one of the cannabinoids derived from hemp called cannabidiol (“CBD”) and consumer goods that contain CBD. Additionally, consumer awareness followed by increased demand continues to drive and even force companies to make room on their shelves for hemp and products with hemp derivatives.  For products with hemp derivatives like CBD, direct to consumer Ecommerce through online store sales remains the main source of revenue for consumer goods companies, accounting for reported percentages of approximately 70-80% of sales.

The Company continues to implement a plan to become a seed to sales company and its first target is the midstream market.  Our marketing efforts began with a grass roots approach in order to meet with farmers, growers, and seed operations that would benefit from midstream services.  To supplement the grass roots outreach, we built our online web presence to reflect our desire to educate, to become a contributor and part of the hemp community, and also to act as a pioneer company to connect investors in the U.S. public markets to a hemp education and platform that is dually informed.

We maintain and update our website and engage on social media platforms to market our ongoing hemp sector efforts.  We use globally distributed YouTube video ad campaigns to increase our brand awareness and encourage markets and the investment community to learn more about the hemp space. These videos have been played on several business sites such as CNBC, MSNBC, Fox News, Fox Business, Yahoo Finance, among others.  We will soon begin to market with a version of “Fireside Chats” from our Chairman and CEO to talk about various topics of interest in the hemp space.  These video segments will post on our social media platforms and they will also be used to create awareness campaigns that will have a global outreach.  In order to reach region specific growers/farmers in hemp, we have teed up EDDM marketing materials which prove effective for service markets within a specified radius.  These materials will serve as invitations to the farmers and growers in areas that the midstream services which we are acquiring will reach.  These are designed to add an identity to the midstream facility and provide an offer of help and partnership.  As we continue to become involved with additional verticals in the hemp supply chain, we will expand and tailor these marketing and advertising efforts to the specific needs of each segment. All marketing, ad creation, ad campaigns, and creative work has been done internally and with a very lean budget.

Competition

The hemp industry and hemp-based consumer product industry is highly competitive and fragmented in its nascency with numerous companies, consisting of publicly (mostly Canadian) and privately-owned companies. There are also large, well-funded companies beginning to emerge in the U.S. with a similar intention asGeneration Hemp; to consolidate and vertically integrate along the hemp supply chain through acquisitions. These companies have indicated their intention to compete in the hemp industry and hemp-based product category. However, certain holdings companies such as Acreage Holdings (domiciled in British Columbia) also include marijuana companies in their portfolio, whereas Generation Hemp is and will be hemp only. We routinely evaluate internal and external opportunities to optimize value for shareholders through market research, strategic relationships and/or partnerships, and by asset acquisitions. We believe we are well-positioned to capitalize in the growing hemp industry and hemp-based product industry.

There are several companies developing hemp-based products and materials that will potentially displace existing products and materials sourced from less sustainable or less environmentally friendly sources. These hemp-based products are developing in the markets of textiles, building materials, biofuels, as food additives, skin care topicals and other therapeutics, and dietary supplements. Also, it is thought that cannabinoids derived from hemp can be used as therapeutics for a range of medical indications. The hemp-derived cannabinoid therapeutic market currently includes extracts of the hemp plant in several formulations, including proprietary formulations from several companies. These formulations include CBD and other cannabinoid such as,” CBG”, “CBC”, and “CBN” or a combination of several cannabinoids as the active ingredients. There are over one hundred different cannabinoids, therefore the market potential is only beginning to be realized. The therapeutics and supplement market are flooded with competition for hemp-based cannabinoid therapeutics. There are also companies that are using hemp-based cannabinoids as active ingredients in pharmaceutical formulations. Certain companies such as GW Pharmaceuticals plc have focused on plant-based CBD formulations; while other companies such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc. have focused on synthetic CBD formulations.

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced and Committed Management Team. Gary C. Evans, our CEO, and other anticipated members of our senior management team have substantial experience in all aspects of growing a public company in a highly competitive sector, including acquisitions, dispositions, construction, development, management, finance and capital markets. In particular, Mr. Evans has previously been the Chairman and CEO of four different public companies that obtained financial success on the New York Stock Exchange.

●	Focus on Consolidating Atomized Industry. Our focus on revenue generating and positive cash flow businesses is a key part of our growth strategy. Moreover, we believe the beginning of an entire new industry creates numerous opportunities to evaluate and consolidate very fragmented businesses. Our ultimate goal of being a seed to sales enterprise will eventually give us control of the entire value chain and separate us from most of our competition.

●	Demonstrated Investment and Capital Raising Acumen. We will continue to utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our management team’s extensive experience and relationships established in mergers and acquisitions over the past 35 years should enable us to identify, negotiate and close on acquisitions cost effectively, efficiently, and with shareholder interest first in mind.

Our Growth Strategy

We believe there are significant opportunities to grow a vertically integrated hemp business by executing the following elements of our strategy:

Since the first harvests following the signing of the 2018 Farm Bill, the rush to capitalize on the hemp sector led to several pioneers launching a number of businesses within each vertical – many with very little capital resources available to them. Today:

●	The strong have survived

●	Hemp/CBD space is ripe for consolidation

●	Time for expansion and vertical integration

●	Seasoned business professionals have now just begun to enter the space

Generation Hemp has taken an aggressive, boots-on-the-ground approach to its analysis of the overall industry and due diligence on specific businesses. Generation Hemp’s management has traveled all over the United States, using a hands-on vetting process to meet with target companies’ teams, get site tours, verify operations, and have in-person discussions on operating activities, historical financial reviews, and projections.

Intellectual Property

As a company within the hemp industry, one of the fastest growing industries in the United States, our current initial effort is to protect and distinguish our company and brand identity amidst several other entities currently operating within and entering the space. Our first step to this end is registering both our company name and company logo with the U.S. Patent and Trademark Office, in each applicable Class.

Governmental Regulation

We are subject to local and federal laws in our operating jurisdictions. We will hold required licenses for product production and distribution to the extent that our business requires and will monitor changes in laws, regulations, treaties and agreements.

The Agriculture Improvement Act of 2018 known as the “2018 Farm Bill” is United States federal legislation signed into law on December 20, 2018 which provides much of the legal framework for the hemp-based CBD product category. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. Some of the immediate impact from this legislation includes the ability for farmers to access crop insurance and U.S. Department of Agriculture programs for certification and competitive grants. While the DEA is now officially not involved in hemp regulation, the FDA retains its authority to regulate ingestible and topical products, including those that contain hemp and hemp extracts such as CBD.

A range of federal regulations govern any potential product development, manufacturing, distribution, sales and marketing, including the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”). Under DSHEA, supplements are effectively regulated by the FDA for Good Manufacturing Practices under 21 CFR Part 111. DSHEA defines a “dietary supplement” as a product intended to supplement the diet that contains one or more of the following: (a) a vitamin; (b) a mineral; (c) an herb or other botanical; (d) an amino acid; (e) a dietary substance for use by man to supplement the diet by increasing the total dietary intake; or (f) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in clause (a) through (e). Thus, the law permits a wide range of dietary ingredients in dietary supplements, including CBD which is an extract of a botanical (Cannabis sativa L. plant). CBD also falls under clause (e) as it is a dietary substance for use by man to supplement the diet by increasing the total dietary intake.

Markets and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies. We believe that as awareness grows for the “green”, environmentally-friendly products derived from hemp/cannabis, the consumer market will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

Properties

Our industrial warehouse is located at 4430 Garfield Street, Denver, Colorado 80216 in an industrial neighborhood zoned for cannabis cultivation. Properties located in the 80216 zip code have recently had some of the highest appreciation rates in the Denver region. Numerous warehouses utilized for cannabis cultivation are located in this industrial district of Denver.

Employees

As of the date of this report we have two employees, Gary C. Evans our Chairman and CEO and Melissa M. Pagen, Managing Director, Chief Branding Officer, and Corporate Secretary. We also utilize contract employees to provide certain specialized skills and expertise that may be required from time to time.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward¬looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to our Activities in the Legal Hemp Industry

We will be subject to a myriad of different laws and regulations governing hemp and our inability to comply with such laws in a cost-effective manner may have an adverse effect on our business and result of operations.

Laws and regulations governing the use of hemp in the United States are broad in scope; subject to evolving interpretations; and subject to enforcement by a myriad of regulatory agencies and law enforcement entities. Under the Agriculture Improvement Act of 2018, also known as the 2018 Farm Bill, a state or Indian tribe that desires to have primary regulatory authority over the production of hemp in the state or territory of the Indian tribe must submit a plan to monitor and regulate hemp production to the Secretary of the USDA. The Secretary must then approve the state or tribal plan after determining if the plan complies with the requirements set forth in the Agriculture Improvement Act of 2018. The Secretary may also audit the state or Indian tribe’s compliance with the federally-approved plan. If the Secretary does not approve the state or Indian tribe’s plan, then the production of hemp in that state or territory of that Indian tribe will be subject to a plan established by USDA. USDA has not yet established such a plan. We anticipate that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that limit or restrict the use of hemp.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the Agriculture Improvement Act of 2018 prohibits states and Indian tribes from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state or territory of the Indian tribe, as applicable. We may be subject to many different state-based regulatory regimens for hemp, all of which could require us to incur substantial costs associated with compliance requirements. Our operations will be restricted to only where such operations are legal on the local, state and federal levels.

In addition, it is possible that additional regulations may be enacted in the future in the United States and globally that will be directly applicable to research and development operations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We have no operating history in the legal hemp or cannabis industry, which makes it difficult to accurately assess our future growth prospects.

The legal hemp and cannabis industry is an evolving industry that may not develop as expected. Furthermore, our operations will continue to evolve as we continually assess new strategic opportunities for our business within this industry. Assessing the future prospects of this industry is challenging in light of both known and unknown risks and difficulties we may encounter.

Growth prospects in the legal hemp and cannabis industry can be affected by a wide variety of factors including:

●	Competition from other similar companies;

●	Fluctuations in the market price of CBD oil;

●	Regulatory limitations on the types of research and development with respect to cannabis;

●	Other changes in the regulation of cannabis and legal hemp use; and

●	Changes in underlying consumer behavior, which may affect the demand of our legal hemp and cannabis traits.

We may not be able to successfully address the above factors, which could negatively impact our intended business plans.

Because we have only recently begun our legal hemp operations, we anticipate our operating expenses will increase prior to earning revenue from these operations.

As we identify and develop strategic opportunities, conduct any necessary research and development with respect to legal hemp, and expand our operations, we anticipate significant increases in our operating expenses, and we may not realize significant revenues from such operations. As a result, the Company may incur significant financial losses with respect to such operations in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that these operations will prove successful.

Negative press from being in the hemp/cannabis space could have a material adverse effect on our business, financial condition, and results of operations.

The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has less than 0.3% THC content, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in federally illegal cannabis. Also, despite growing support for the cannabis industry and legalization of cannabis in certain U.S. states, many individuals and businesses remain opposed to the cannabis industry. Any negative press resulting from any incorrect perception that we have entered into the cannabis space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business

The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and difficult to predict, but the COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in the first quarter of 2020, especially beginning in mid-March, and such impact has materially worsened to date in the second quarter. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.

The extent of the potential effect of the COVID-19 pandemic will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Many of the Risk Factors described in this report are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. For example, outbreaks of epidemic, pandemic, or contagious diseases, such as the recent COVID-19 outbreak, could disrupt our business. Business disruptions could include disruptions to the productivity of our employees working remotely and restrictions on their travel may hinder their ability to meet with potential customers and close transactions, as well as temporary closures of the facilities of suppliers or contract growers as we try to develop our supply chain. In addition, the COVID-19 outbreak may result in a severe economic downturn and has already significantly affected the financial markets of many countries. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our operations, possibly resulting in a future supply disruption, or cause our future customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

There is substantial doubt that we will be able to continue as a going concern

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. We have had substantial losses since inception and as of December 31, 2019, and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven. In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

We have a history of significant losses, which we expect to continue, and we may never achieve nor maintain profitability.

We have incurred significant net losses since our formation and expect to continue to incur net losses for the foreseeable future as we complete our acquisition efforts. We incurred net losses of $8.2 million and $3.7 million for the years ended December 31, 2019 and 2018, respectively - most of which were non-cash charges. To date, we have not generated any significant revenues from the hemp business. If we are unsuccessful in implementing our strategic plan we may never become profitable.

A significant portion of our monthly cash flow derives from rental revenue derived from our industrial warehouse, which may prove uncollectable.

We carefully vet prospective tenants, and we obtain their personal guarantees as to payment and performance under the lease terms, when deemed necessary.

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

During the past, the Company has experienced disagreements with certain previous warehouse tenants.  One tenant abandoned his unit and was subsequently evicted. The other tenant ultimately amended his lease to include the abandoned space but only after considerable argument over various lease terms had been settled.  As of the date of this report, a single tenant is leasing our entire Garfield Street warehouse and that tenant has remained current on its lease obligations.

If we pursue an action for eviction, one or more tenants might cause physical damage to our real estate and/or fight an action for eviction, and/or refuse to vacate or otherwise undertake to block and/or slow our efforts to regain proper possession of our warehouse or to locate a suitable alternative tenant to re-lease our warehouse.

We believe that we have acted legally and in good faith with respect to our warehouse tenant(s). We further believe that our real estate is adequately insured. We plan to defend our property and related contractual rights to the fullest extent of the law.  In the past we were assisted by counsel to negotiate a suitable remedy to various disputes.  There is no present way to predict the final outcome of any new issues that may arise.

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

We have a limited operating history and operate under the professional guidance of our Chairman and CEO

Our ability to achieve consistent cash flow and profitability depends upon the continued service of Gary C. Evans. Mr. Evans is our Chairman and CEO, largest shareholder, and one of two management level executives.

Our business plan provides that we will grow the Company’s asset base and revenues rapidly and ultimately deliver a positive cash flow generating company.

We may not be able to generate predictable and continuous revenue in the future. Further, there is no assurance that we will ever grow operations in the manner contemplated.

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

As a public company, our expenses include, but are not limited to, annual audits, legal costs, SEC reporting costs, costs of a transfer agent and the costs associated with fees and compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and may from time to time have diminished time available to apply to other tasks necessary to our survival and growth.

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

It is essential that we grow our overall business, achieve significant profits and maintain adequate cash flow in order to pay the cost of remaining a public entity which includes but is not limited the costs of remaining current with SEC reporting obligations.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

A limited private placement of restricted shares of our common stock has been completed when deemed necessary. Cash generated in prior years was used to acquire cannabis zoned real property, finance our office space and provide working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

We acquired, improved and leased our Denver warehouse to a licensed third party hemp seed grower. Rental payments are current and the warehouse is presently reflecting positive cash flow.

While we have been able to acquire a warehouse in Denver, Colorado with owner financing, future acquisitions may require financial resources well in excess of our present balance sheet. Failure to successfully obtain additional funding would likely jeopardize our ability to expand our hemp business and related operations.

The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officer, largest shareholder, and sole director listed under “Management.” Loss of the services of Mr. Evans, would have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Inability to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

Our Chief Executive Officer and sole director will have significant influence over us.

Our Chief Executive Officer is currently the sole member of the Board of Directors and have the ability to influence our business affairs.

We have only one director who serves as our Chairman, President, Chief Executive Officer, and Chief Financial Officer, decisions which affect the company will be made by only one individual

Since we have only one director who serves as our Chairman, President, Chief Executive Officer, and Chief Financial Officer, decisions which affect the company will be made by only one individual.

It is likely that conflicts of interest may arise in the day-to- day operations of our business.  Such conflicts, if not properly resolved, could have a material negative impact on our business.

In the past, the Company has issued shares for cash and services at prices which were solely determined by prior management. At that time, management made a determination of both the value of the exchange for our shares, and, as well, the price per share used in the capital raising effort.   Transactions of this nature were not made at arm’s length and were made without input from a knowledgeable and non-interested third party.  Future transactions of a like nature could dilute the percentage ownership of the company owned by a given investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as they may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

Adverse outcomes in future legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

We may become party to legal proceedings, including matters involving personnel and employment issues, personal injury, environmental matters, and other proceedings. Some of these potential proceedings could result in substantial damages or payment awards that exceed our insurance coverage. We will estimate our exposure to any future legal proceedings and establish provisions for the estimated liabilities where it is reasonably possible to estimate and where an adverse outcome is probable. Assessing and predicting the outcome of these matters will involve substantial uncertainties. Furthermore, even if the outcome is ultimately in our favor, our costs associated with such litigation may be material. Adverse outcomes in future legal proceedings or the costs and expenses associated therewith could have an adverse effect on our results of operations.

We will seek to expand through acquisitions of and investments in various brands, businesses, and assets in the Hemp sector. These acquisition activities may be unsuccessful or divert management’s attention.

We will consider strategic and complementary acquisitions of and investments in other brands, businesses or other assets in the hemp sector, and such acquisitions or investments are subject to risks that could affect our business, including risks related to:

●	the necessity of coordinating geographically disparate organizations;

●	implementing common systems and controls;

●	integrating personnel with diverse business and cultural backgrounds;

●	integrating acquired manufacturing and production facilities, technology and products;

●	unanticipated expenses related to integration, including technical and operational integration;

●	increased costs and unanticipated liabilities, including with respect to registration, environmental, health and safety matters, that may affect sales and operating results;

●	retaining key employees;

●	obtaining required government and third-party approvals;

●	legal limitations in new jurisdictions;

●	installing effective internal controls and audit procedures;

●	issuing common stock that could dilute the interests of our existing stockholders;

●	spending cash and incurring debt;

●	assuming contingent liabilities; and

●	creating additional expenses.

We may not be able to identify opportunities or complete transactions on commercially reasonable terms, or at all, or actually realize any anticipated benefits from such acquisitions or investments. Similarly, we may not be able to obtain financing for acquisitions or investments on attractive terms. In addition, the success of any acquisitions or investments also will depend, in part, on our ability to integrate the acquisition or investment with our then existing operations.

We risk insolvency if revenues decline sharply and we are unable pay our bills and unable to timely locate and negotiate a suitable business combination or capital injection.

Management is always concerned over potentially unfavorable events and related sharp reductions in revenues. If such problems occur, we will first reduce expenses, conserve cash and endeavor to replace lost revenue. In anticipation of possible problems of this nature, and alternatively to grow our business when opportunity presents, management has continued its negotiations in connection with potential business combinations and continues to explore other means of raising cash. Our goal is to develop cash reserves, either for expansion, or to cover shortfalls in revenue. Management believes that ultimately, consummation of one or more such transactions would serve the best interests of shareholders; however, there is no assurance that we can locate or consummate a suitable business combination or otherwise provide for liquidity, expanded working capital and a stronger balance sheet.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we will be required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business.

Our business and results of operations could be negatively affected by certain factors beyond our control, such as natural disasters and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); civil unrest; negative geopolitical conditions and developments; war, terrorism, or other man-made disasters; and information technology system failures, network disruptions and cybersecurity breaches and attacks. Any of these events could result in, among other things, damage to or the temporary closure of our facilities; a temporary lack of an adequate work force in one or more markets; an interruption in power supply; a temporary or long-term disruption in our supply chain; and short- or long-term damage to our prospective customers’ businesses (which would adversely impact demand for our products and services). ∙ We rely on our own information systems, as well as those of our third-party business partners and suppliers. Despite the introduction of system backup measures and engage in information system redundancy planning and processes, such measures, planning and processes may be ineffective or inadequate to address all eventualities.

Further, our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet (including via devices and applications connected to the internet), email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based and connected to the internet, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen.

If we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, it could result in a period of shutdown of information systems during which we may not be able to operate, the loss of sales and customers, financial misstatement, potential liability for damages to our customers, reputational damage and significant incremental costs, which could adversely affect our business, results of operations and profitability. Furthermore, any access to, public disclosure of, or other loss of data or information (including any of our confidential or proprietary information or personal data or information) as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our proprietary technologies and adversely affect our business.

Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.

Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition . ∙ A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data. Laws and regulations relating to privacy and data protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or data protection related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or data protection could adversely affect our reputation and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers.

We are delinquent in our filings with the SEC.

Delays in combining the financial reporting of HTF and EHR has caused us to be delinquent in our SEC filings since the quarter ended October 31, 2019. We intend to rectify this situation as soon as possible.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file this Annual Report within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current and timely filer. If we wish to pursue an equity or debt offering within the next year, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner.

The Company will incur expenses in connection with its SEC filing requirements and may not be able to meet such costs, which could jeopardize its filing status with the SEC.

As a public reporting company, the Company is required to meet the filing requirements of the SEC. The Company may see an increase in its legal, accounting, auditing and fees and expenses as a result of such requirements. Our costs will increase significantly as the Company expands operations. Our filings are subject to comment from the SEC on its filings and/or it is required to file supplemental filings for transactions and activities. If the Company is not compliant in meeting the filing requirements of the SEC, it could lose its status as a 1934 Act Company, which could compromise its ability to raise funds.

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

●	addition or loss of significant customers, suppliers, or distributors;

●	changes in laws or regulations applicable to our industry ;

●	additions or departures of key personnel;

●	the failure of securities analysts to cover our common stock after an offering;

●	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

●	price and volume fluctuations in the overall stock market;

●	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	our ability to protect our intellectual property and other proprietary rights;

●	sales of our common stock by us or our stockholders;

●	the expiration of contractual lock-up agreements;

●	litigation involving us, our industry, or both;

●	major catastrophic events; and

●	general economic and market conditions and trends.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many cannabis-related companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may cause the market price of our common stock to decline. If the market price of our common stock fluctuates or declines, you may not realize any return on your investment and may lose some or all of your investment.

Our operating results will be subject to fluctuations and our stock price may decline significantly.

Our quarterly revenue and operating results will be difficult to predict from quarter to quarter. We derive relatively stable revenue from our property leased industrial warehouse. Nonetheless, it is possible that our net operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

●	Timing, availability and changes in government incentive programs;

●	Unplanned additional expenses and/or shortfalls in anticipated rental income at our warehouse property;

●	Logistical costs;

●	The timing of new technology announcements or introductions by our competitors and other developments in the competitive environment;

●	Increases or decreases in real estate appreciation rates due to changes in economic growth;

●	Travel costs and other factors; and

●	State and federal government regulations

If revenue for a particular quarter is lower than we expect, we may not be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If we fail to meet investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

There are restrictions on the transferability of the securities.

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions,a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

A substantial number of our issued shares are or are being made available for sale on the open market. The resale of these securities might adversely affect our stock price.

The sale of a substantial number of shares of our common stock, or the market’s anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise obtain.

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

The offering price of the common stock we sold as a private placement of restricted shares of our common stock to raise working capital, was arbitrarily set. The price did not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other assets or to raise additional working capital.

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

As of December 31, 2019, our common shares are quoted on OTC Pinks Current. There is no cost of such quotation and related services from OTC Markets, Inc. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares.

The Company currently plans move to a more advantageous trading market and then potentially uplist, to a national exchange, however, there is no assurance that we will be able to successfully move trading markets or uplist to a national exchange.

We have completed our application and paid the required fees to graduate from the OTCPK market to the OTCQX Market. OTCQX provides investors with aU.S. public market to research and trade the shares of investor-focused companies. Graduating to the OTCQX Market would mark an important milestone for the Company. Once certain financial reporting forms are filed, the Company believes that all OTCQX requirements will have been met.

The Company has also paid fees necessary to uplist to NASDAQ. Following the currently planned graduation to OTCQX and execution on certain company milestones, management believes it will meet all currently applicable requirements to uplist to NASDAQ. There is no assurance, however, that we will meet the necessary milestones and achieve an uplisting to NASDAQ or other national exchange.

Because we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their stock to realize a return on their investment.

We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions including compliance with covenants under our debt agreements, and other factors that our board of directors may deem relevant. Our ability to pay dividends might be restricted by the terms of any indebtedness that we incur in the future. In addition, certain of our current outstanding debt agreements prohibit us from paying cash dividends on our common stock. Consequently, you should not rely on dividends to receive a return on your investment.

Our common stock is presently subject to the “Penny Stock” rules of the SEC.

We are subject now to the “Penny Stock” rules since our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. ∙ In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Pinks Current which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Pinks Current must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Pinks Current. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Pinks Current or on the OTCQX, which may have an adverse material effect on the Company.

If we decide to implement a reverse stock split, a reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own a 5,600 square foot warehouse located at 4430 Garfield Street, Denver, CO 80216. The facility is leased to a licensed grower of hemp seeds.

ITEM 3.  LEGAL PROCEEDINGS

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation currently asserted or commenced against the Company, it is the opinion of management that final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s financial condition or results of operations. Nevertheless, given the uncertainties of litigation, it is possible that certain types of claims, charges and litigation could have a material adverse impact on the Company; see Item 1A, “Risk Factors.” See Note 9 to the consolidated financial statements included in this annual report for additional information relating to legal matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

As of December 31, 2019 our shares were quoted on OTC Pinks Current under the symbol “GENH.” In the future, should we meet stringent qualifications and pay the required fee, we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Since inception of a trading market in our shares activity have been unpredictable and highly volatile. For the years ending December 31, 2018 and 2017, closing prices have ranged from $0.03 to $0.26.

Shareholders

As of the date of this report, there were approximately 51 direct holders of our common stock certificates as shown on the list maintained by our transfer agent. We may have a substantial number of additional shareholders who purchased their shares on OTCQB or Pink Current who hold shares in street name. These additional shareholders and are not included in the list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

At December 31, 2019, there were 14,488,638 warrants outstanding for the purchase of Company common stock. The warrants have an exercise price of $0.352 per share and expire on November 27, 2021. The warrants may be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average price exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven day period of at least 25,000 shares of common stock. One-half of the warrants have a cashless exercise feature.

Equity Compensation Plans

The Company has not adopted an equity-based management incentive compensation plan

Recent Sales of Unregistered Securities

Since January 1, 2019, we have sold securities without registering the securities under the Securities Act as shown below:

EHR Series C Preferred Stock – In the third quarter of 2019, EHR raised $850,000 of additional funding through the issuance of 34,000 shares of EHR Series C Preferred Stock. The EHR Series C Preferred Stock converted into 2,414,773 shares of EHR’s common stock upon completion of the Transaction. These common shares were initially accounted for as noncontrolling interests in EHR.

In an exchange transaction effective November 27, 2019, the Company acquired these noncontrolling interests representing approximately 26% of the ownership of EHR through the issuance of 2,414,773 shares of Company common stock and 14,488,638 warrants for the purchase of Company common stock. The warrants have an exercise price of $0.352 per share and expire on November 27, 2021. The warrants may be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average price exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven day period of at least 25,000 shares of common stock. One-half of the warrants have a cashless exercise feature.

The common stock issued in the exchange was valued using the traded price of the common stock on November 27, 2019.

Issuance of Common Stock – In February 2020, Generation Hemp sold 250,000 units for $100,000 to accredited investors. Each unit consists of one share of common stock and one warrant to purchase one common share at $0.40 per share. The warrant expires in March 2022 and is exercisable for one share of common stock at an exercise price of $0.40 per share. Proceeds of this issuance were used for general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of our equity securities.

Between January and June 2020, our CEO made a series of purchases of Series A preferred shares totaling 546,667 shares for $205,000. Each share of the Series A Preferred (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate. Proceeds of these issuances were used for general corporate purposes.

Our Transfer Agent

We have retained Standard Registrar and Transfer Agency, Albuquerque, New Mexico, as transfer agent for our Common shares. Shareholders are responsible to contact Standard to update their address. This may be done by writing:

Standard Registrar and Transfer Agency

P.O. Box 14411

Albuquerque, NM 87191

Phone : 505-828-2839

Or by e-mail to:  mary_standardreg@comcast.net

Standard is responsible for all record-keeping and administrative functions in connection with our common shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including, without limitation, those described in the sections titled “Cautionary Note Regarding Forward Looking Statements” and Part I, Item 1A “Risk Factors” of this Annual Report.

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  We cannot guarantee that we will be successful in our hemp businesses. We are subject to risks inherent in a small company, including limited capital resources, delays and cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Overview

Generation Hemp was initially incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, we completed the Transaction with EHR. As part of the Transaction, we changed our name from Home Treasure Finders, Inc. to Generation Hemp, Inc. We own approximately 94% of the issued and outstanding common stock of EHR.

EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County and a 28.125% interest in certain oil and gas and/or oil, gas and mineral leases, lands interests, and other properties located in Karnes County. EHR’s oil & gas activities are currently held for sale and are presented in the consolidated financial statements as discontinued operations for each of the periods presented.

The Transaction was accounted for as a reverse merger, whereby EHR is considered to be the accounting acquirer and became a majority-owned subsidiary of the Company. Accordingly, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of EHR prior to the reverse merger and in this and all future filings with the U.S. Securities and Exchange Commission (the “SEC”) There is limited historical financial information about our Company upon which to base an evaluation of our future performance. We cannot guarantee that we will be successful in the hemp businesses. We are subject to risks inherent in a small company, including limited capital resources, delays and cost overruns due to price and cost increases. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

How the Company Generates Revenue

We presently generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado leased to a hemp seed company.

Our Costs and Expenses of Conducting Business

The principal costs and expenses involved in conducting our business are real estate holding costs (interest, taxes, depreciation and maintenance costs). We incur general and administrative expenses for our management, contract labor, professional fees and other costs of being a public company. We also incur costs in seeking acquisitions and financings of our business.

Results of Operations

Years Ended December 31, 2019 and 2018

The net loss for the year ended December 31, 2019 was $7.9 million as compared with a net loss of $5.1 million for 2018. The larger loss in 2019 was principally caused by higher impairment expenses as discussed further below.

The Company reports its oil & gas activities as discontinued operations. The loss from discontinued operations was $1.0 million in 2019 as compared with $791 thousand in 2018.

The Company’s continuing operations were limited in 2019 to merger and acquisition activities including preparing for and closing the Transaction. We are active within the “hemp” space and intent to grow by acquisition of businesses and assets within the hemp industry.

Revenue. Revenue from continuing operations was limited in 2019. The Company leases its Denver warehouse under a lease for $7,500 per month. We recognized one month of rental revenue since closing of the Transaction on November 27, 2019.

Impairment Expense. Goodwill totaling $5.0 million was recorded in the Transaction. An impairment analysis performed as of the date of closing showed that the recorded goodwill was fully impaired. As such, goodwill impairment expense of $5.0 million was recorded subsequent to the Transaction. The Company also recognized a $247 thousand impairment of its right-to-use asset for leased office space.

Merger and Acquisition Costs. We incurred $512 thousand of costs in evaluating acquisition opportunities in 2019 and $1.5 million in 2018. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $1.0 million in 2019 as compared with $2.6 million in 2018. We had a larger administrative staff in previous years to support our operations and activities.

Depreciation and Amortization. Total depreciation and amortization expense was not significant in 2019 or 2018. We expect higher levels of depreciation expense as our asset base grows.

Other Income/Expense. Other expense, net totaled $394 thousand for the year ended December 31, 2019 as compared with $218 thousand for 2018 and includes interest income, interest expense and the change in fair value of marketable securities. Higher net expense recognized in 2019 was due principally to recognition of the decline in value of a marketable equity security we hold for investment of $217 thousand.

Loss from Discontinued Operations. In 2019, we recognized a loss from discontinued operations of $1.0 million as compared with $791 thousand in 2018. The major classes of line items constituting the loss on discontinued operations is presented in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Discontinued Operations.”

During the year ended December 31, 2019, the Company’s oil and gas properties became impaired due to the market decline and the Company’s determination to exit the oil and gas business. Accordingly, impairment expense totaling $3.7 million was recorded within the loss from discontinued operations. The Company recorded $89 thousand for impairments of oil and gas properties during the year ended December 31, 2018.

On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement (the “Agreement”) with LEP wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1.6 million within the loss from discontinued operations. In June 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest.

We recognized other income of $1.2 million as part of discontinued operations in 2019 for option and promote fees on oil & gas property interest transactions with third parties. We do not expect such activities in the future.

Until we fully dispose of our remaining oil & gas property interests, we expect that future revenues and costs will be substantially lower than incurred in previous periods as our ownership interests are lower and production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations is limited presently to rental income for the lease of our hemp warehouse in Denver, Colorado. Our primary uses of cash include general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations was as follows:

●	Cash used in operating activities during 2019 was $1.7 million; an improvment from the prior year primarily resulting from lower overall costs and expenses. The Company used $2.6 million of cash for operating activities in 2018.

●	Net cash used in investing activities was $135 thousand for the year ended December 31, 2019 as compared with $44 thousand for 2018. Investing activities each year was principally for purchases of property and equipment.

●	Cash flows from financing activities were $1.3 million for the year ended December 31, 2019, which was primarily due to net borrowings and private placements of common and preferred stock during the period. Cash flows from financing activities were $530 thousand for 2018, which was due to the private placement of equity.

Cash flow information from discontinued operations was as follows:

●	Cash flows from operating activities totaled $162 thousand during 2019 as compared with $2.2 million in 2018. The decline from the prior year primarily resulting from the lower oil & gas operating results.

●	Net cash used in investing activities was $17 thousand for the year ended December 31, 2019 as compared with $1.7 million for 2018. Investing activities each year was for capital expenditures. We significantly curtailed oil & gas development efforts in 2019 as we were making our decision to exit this business.

●	There were no cash flows from financing activities in 2019. In 2018, cash flows from financing activities were $400 thousand.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we grow our hemp business and add operational and financial personnel to handle the public company reporting and other requirements to which we will be subject.

We expect that we will require additional capital to fund operations, including hiring additional employees and completing acquisitions during the next twelve (12) month period.

Because of the numerous risks and uncertainties associated with the development and commercialization of our business, we are unable to estimate the amounts of increased capital outlays and operating expenses. Our future capital requirements will depend on many factors, including:

●	our success in identifying and making acquisitions of profitable operations;

●	our ability to negotiate operating contracts with growers and others within the hemp industry on favorable terms, if at all;

●	deriving revenue from our assets and operations; and

●	the cost of such operations and costs of being a public company.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our growth plans and future commercialization efforts.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended.

Asset retirement obligations. We recognize as a liability an asset retirement obligation, or ARO, associated with the retirement of a tangible long-lived asset in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Impairment of Long-lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value.

We make various assumptions, including assumptions regarding future cash flows in our assessments of long-lived assets for impairment. The assumptions about future cash flows and growth rates are based on the current and long-term business plans related to the long-lived assets.

Recent Accounting Pronouncements. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Generation Hemp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Hemp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes to Consolidated Financial Statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019.

Houston, Texas

December 15, 2020

Generation Hemp Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current Assets
Cash	$101,337	$426,952
Prepaid expenses	-	188,567
Current assets of discontinued operations held for sale	20,835	437,125
Total Current Assets	122,172	1,052,644

Property and Equipment
Property and equipment, other	1,223,353	75,269
Accumulated depreciation	(32,322)	(16,713)
Total Property and Equipment, Net	1,191,031	58,556

Noncurrent assets of discontinued operations held for sale	1,196,161	15,206,750
Deposits	-	10,690
Investment in common stock, at cost	32,959	250,000

Total Assets	$2,542,323	$16,578,640

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$685,692	$814,506
Accrued liabilities	269,410	-
Accrued interest – related party	247,500	97,500
Senior secured promissory note – related party	1,500,000	1,500,000
Convertible note payable – related party	208,874	-
Current liabilities of discontinued operations held for sale	1,315,581	4,236,956
Mortgage payable	626,086	-
Total Current Liabilities	4,853,143	6,648,962
Lease liability	44,333	-
Long term liabilities of discontinued operations held for sale	119,657	1,357,270
Total Liabilities	5,017,133	8,006,232

Commitments and Contingencies

EHR Series A Redeemable Preferred stock, $0.0001 par value, 500,000 shares authorized, 412,500 shares issued and outstanding at December 31, 2018	-	9,118,691

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding at December 31, 2019 and 2018, respectively	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 17,130,317 and 418,342 shares issued and outstanding at December 31, 2019 and 2018, respectively	6,029,328	889,697
Common stock warrants	3,426,946	-
Accumulated deficit	(16,722,036)	(6,411,483)
Generation Hemp equity	(2,290,259)	(546,283)
Noncontrolling interest	(184,551)	-
Total Equity (Deficit)	(2,474,810)	(546,283)
Total Liabilities and Equity (Deficit)	$2,542,323	$16,578,640

See accompanying notes to consolidated financial statements.

Generation Hemp Inc.
Consolidated Statements of Operations

	For the year ended December 31,
	2019	2018

Revenue	$7,500	$-

Costs and Expenses
Depreciation and amortization	15,609	10,640
Impairment expense	5,203,621	-
Merger and acquisition costs	512,801	1,458,450
General and administrative	997,348	2,593,435
Total costs and expenses	6,729,379	4,062,525

Operating loss	(6,721,879)	(4,062,525)

Other expense (income)
Interest and other income	(2,696)	(3,121)
Change in fair value of marketable security	217,041	-
Interest expense	179,986	220,798
Total other expense	394,331	217,677

Loss from continuing operations	(7,116,210)	(4,280,202)
Loss from discontinued operations	(1,004,853)	(791,132)

Net loss	$(8,121,063)	$(5,071,334)
Less: net loss attributable to noncontrolling interests	(212,124)	-

Net loss attributable to Generation Hemp	$(7,908,939)	$(5,071,334)

Earnings (loss) per common share:
Loss from continuing operations - basic and diluted	$(3.60)	$(58.17)
Loss from discontinued operations - basic and diluted	$(0.41)	$(9.60)
Loss per share - basic and diluted	$(4.01)	$(67.76)

Weighted average number of common shares used in computing earnings (loss) per share:
Basic and diluted	1,973,662	82,421

See accompanying notes to consolidated financial statements.

Generation Hemp Inc.

Statements of Changes in Stockholders’ Deficit

	EHR Series A Redeemable Preferred Stock		Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	(Deficit)
Balance at January 1, 2018	412,500	$8,604,803	6,029,460	$3,727,561	240,510	$148,689	$-	$(826,261)	$-	$3,049,989
Private placement of common stock	-	-	73,800	307,500	53,520	223,000	-	-	-	530,500
Common shares issued for VCAB merger	-	-	225,688	940,442	124,312	518,008	-	-	-	1,458,450
Accrued preferred stock dividend	-	513,888	-	-	-	-	-	(513,888)	-	(513,888)
Net loss	-	-	-	-	-	-	-	(5,071,334)	-	(5,071,334)

Balance at December 31, 2018	412,500	9,118,691	6,328,948	4,975,503	418,342	889,697	-	(6,411,483)	-	(546,283)
Cancellation of Series A preferred stock in disposal of oil & gas property interests	(412,500)	(9,118,691)	-	-	-	-	-	-	-	-
Private placement of common stock	-	-	-	-	165,611	125,000	-	-	-	125,000
Series C convertible preferred stock issuance	-	-	34,000	850,000	-	-	-	-	-	850,000
Conversion of Series C preferred stock	-	-	(34,000)	(850,000)	2,414,773	850,000	-	-	-	-
Distribution of promissory note to shareholders	-	-	-	-	-	-	-	(208,099)	-	(208,099)
Reverse acquisition of EHR	-	-	-	-	13,653,574	5,051,822	-	-	-	5,051,822
Noncontrolling interest in consolidated subsidiary	-	-	-	-	(2,998,726)	(1,864,697)	-	1,723,102	141,595	-
Acquisition of noncontrolling interests	-	-	-	-	2,414,773	603,693	3,426,946	(3,916,617)	(114,022)	-
Conversion of shareholder note to common stock	-	-	-	-	1,061,970	373,813	-	-	-	373,813
Net loss	-	-	-	-	-	-	-	(7,908,939)	(212,124)	(8,121,063)

Balance at December 31, 2019	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)

See accompanying notes to consolidated financial statements.

Generation Hemp Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(8,121,063)	$(5,071,334)
Loss from discontinued operations	(1,004,853)	(791,132)
Net loss from continuing operations	(7,116,210)	(4,280,202)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	15,609	10,639
Impairment expense	5,203,621	-
Noncash VCAB acquisition costs	-	1,458,450
Change in fair value of marketable securities	217,041	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(18,757)	(103,612)
Deposits	-	(3,990)
Accounts payable and accrued liabilities	23,545	365,534
Net cash from operating activities – continuing operations	(1,675,151)	(2,553,181)
Net cash from operating activities – discontinued operations	161,680	2,238,613
Net cash from operating activities	(1,513,471)	(314,568)

Cash Flows From Investing Activities
Additions to property and equipment	(136,584)	(44,355)
Proceeds from disposal of property and equipment	1,000	-
Reverse merger with Home Treasure Finders, Inc., net of acquired cash	291	-
Net cash from investing activities – continuing operations	(135,293)	(44,355)
Net cash from investing activities – discontinued operations	(17,333)	(1,717,686)
Net cash from investing activities	(152,626)	(1,762,041)

Cash Flows From Financing Activities
Series C convertible preferred stock issuance	850,000	-
Private placement of equity	125,000	530,500
Payment of note payable	(5,288)	-
Proceeds from related party note payable	370,770	-
Net cash from financing activities – continuing operations	1,340,482	530,500
Net cash from financing activities – discontinued operations	-	400,000
Net cash from financing activities	1,340,482	930,500

Net change in cash	(325,615)	(1,146,109)

Cash, beginning of period	426,952	1,573,061
Cash, end of period	$101,337	$426,952

See accompanying notes to consolidated financial statements.

Generation Hemp Inc.
Notes to Consolidated Financial Statements

1. Description of the Business

Generation Hemp, Inc. (the “Company”), formerly known as Home Treasure Finders, Inc. (“HTF”), was initially incorporated on July 28, 2008 in the State of Colorado. On March 3, 2014, the Company formed a wholly-owned subsidiary, HMTF Cannabis Holdings, Inc. to purchase properties that qualify for legal cultivation of cannabis. The Company generates income from its real estate holdings.

On November 27, 2019, HTF completed the purchase of approximately 68% of the common stock of Energy Hunter Resources, Inc. (“EHR”) through the issuance of 6,328,948 shares of the Company’s Series A Preferred Stock (“Series A Preferred”). Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate. The acquisition, together with the other transactions contemplated by the Stock Purchase Agreement, dated August 15, 2019 are referred to herein as the “Transaction”. In connection with the closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

In an exchange transaction also effective November 27, 2019, the Company acquired an additional 26% of the common stock of EHR through the issuance of common stock and warrants (see Note 11).

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR is an oil and gas exploration and production company whose core properties as of December 31, 2019 were located in (a) Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas and (b) certain areas of the Eagle Ford Shale Trend in Karnes County, Texas. EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County and a 28.125% interest in certain oil and gas and/or oil, gas and mineral leases, lands interests, and other properties located in Karnes County. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Going Concern and Management’s Plans – The Company is dependent upon obtaining additional funding to continue ongoing operations, pursue its new strategy and execute its acquisition plans.

Management plans to continue to pursue additional funding opportunities, in order for the Company to meet its obligations as they become due and may not be successful in obtaining additional financing. In the event financing cannot be obtained, the Company may not be able to satisfy its obligations as they become due.

Based on these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation – The acquisition of EHR by HTF has been accounted for as a reverse merger. Under this method of accounting, EHR is treated as the acquirer, and HTF is treated as the acquired party. Therefore, the consolidated financial statements presented are those of EHR prior to the closing date as the Company’s predecessor entity and of the Company subsequent to the closing date. The financial statements reflect the Transaction as the equivalent of the issuance of stock by EHR for the net monetary assets of HTF. The accounting for the Transaction did not affect the carrying values of the assets and liabilities of EHR.

Stockholders’ deficit of the accounting acquirer, EHR, has been retroactively restated for the equivalent number of shares issued to the accounting acquirer.  Similarly, shares outstanding and earnings per share have also been also retroactively restated based on the equivalent number of shares issued to the accounting acquirer.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – The consolidated financial statements comprise the financial statements of the Company, its wholly-owned subsidiaries, and subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) impairment of long-lived assets and goodwill, (ii) valuation allowances for deferred income tax assets, (iii) oil and gas reserves and (iv) estimates of accrued liabilities. Actual results could differ from those estimates.

Cash – The Company maintains its deposits of cash in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Accounts Receivable – Accounts receivable consists primarily of accrued oil and gas production receivables and joint interest receivables from outside working interest owners. Management routinely assesses accounts receivable balances to determine their collectability and accrues an allowance for uncollectible receivables, when, based on the judgment of management, it is probable that a receivable will not be collected.

Investment in Common Stock – For periods before March 2019, the investment in common stock did not have readily determinable fair value. The Company held less than a 20% voting interest and therefore the investment was accounted for at cost. The investment was reviewed for impairment when factors indicate that a decrease in value of the investment is other than temporary. As of December 31, 2018, there were no factors indicating other than temporary impairments of the Company’s investment.

In February 2019, the investee was acquired by a public company whose common stock has a readily determinable market value. As such, the Company began accounting for the investment in common stock at its fair value with unrealized gains and losses included in income. The Company recognized an unrealized loss of $217,041 in 2019.

Property and Equipment - property and equipment consists of a warehouse, computer equipment, office furniture and fixtures, recorded at cost and depreciated using the straight-line method. The warehouse is depreciated over a useful life of 30 years. The remaining items are depreciated over a range of three to five years. Upon disposition, the cost and accumulated depreciation are removed and any gain or loss on the disposal is reflected in the statements of operations.

Oil and Gas Properties – The Company follows the successful efforts method of accounting for its oil and gas properties. Costs to acquire mineral interests in oil and gas properties and to drill and equip new development wells and related asset retirement costs are capitalized. Costs to acquire mineral interests and drill exploratory wells are also capitalized pending determination of whether the wells have proved reserves or not. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sale of properties are generally credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but are charged to exploration expense if the well is determined to be nonproductive at that time. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

The Company computes its provision for depreciation, depletion & amortization (“DD&A”) on its proved producing properties under the unit-of-production method. Acquisition costs of proved properties are depleted based on total proved reserves while well costs are depleted based on proved developed reserves. Reserve estimates are expected to have a significant impact on the DD&A rate.

The Company reviews its unproved oil and gas properties at least annually to determine if there has been impairment. To the extent that the carrying cost of a property exceeds its estimated fair value, the Company makes a provision for impairment that is recorded in the statement of operations.

When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on estimates of future oil and gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820. If applicable, the Company utilizes prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. These fair value measurements are classified as Level 3 in the fair value hierarchy.

Asset Retirement Obligations – The Company records a liability for the plugging, abandonment and remediation of its properties at the end of their productive lives. The Company computes the liability for asset retirement obligations by calculating the present value of estimated future cash flows related to each property. This requires the Company to use significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and its risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.

Asset retirement obligations are recorded as a liability at their estimated present value at the asset’s inception, with an offsetting increase to producing properties in the accompanying balance sheet which is amortized to expense on a unit-of-production basis. Periodic accretion of the discount on asset retirement obligations is recorded as expense.

Noncontrolling Interest – Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of December 31, 2019, minority investors owned approximately 6% of EHR.

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. Before adoption of the new standard, revenue was recognized when production was sold to a purchaser at a fixed or determinable price, when delivery occurred and title transferred, and if collectability of the revenue was probable. The timing of revenue recognition remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard.

For periods subsequent to adoption of the new standard, sales of oil and gas are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligation primarily comprise delivery of oil and gas at a delivery point. Each barrel of oil, million Btu (MMBtu) of gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The term between delivery and when payments are due is not significant.

The Company uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Company will not be sufficient to enable the under-produced owner to recoup its entitled share through production. The Company’s recorded liability is generally reflected in other non-current liabilities. There were no significant gas imbalances at December 31, 2019 or 2018.

Rental income is recognized based on the contractual cash rental payments for the period.

Earnings (loss) per share – Basic earnings (loss) per share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent shares issuable upon the assumed conversion of preferred stock outstanding and the assumed exercise of common stock warrants outstanding.

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels related to fair value measurements are as follows:

Level 1 —	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair value of cash, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.

The Company’s non-financial assets measured at fair value on non-recurring basis include impairment measurements of oil and gas properties and the Company’s investment in common stock before it became publicly traded. These are considered Level 3 measurements as they involve significant unobservable inputs.

Fair value of the investment in common stock is determined based on a level 1 input for periods after February 2019 after it became publicly traded.

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax asset (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2019 and 2018.

The Company is subject to the Texas margin tax; however, tax expense was zero for the years ended December 31, 2019 and 2018.

Major Customer and Concentration of Credit Risk – We have a limited number of customers. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of December 31, 2019 or 2018.

During 2019, our rental income was derived from a single lessee. There were no amounts due from this customer at December 31, 2019.

Recent Accounting Pronouncements – In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, to clarify how eight specific cash receipt and cash payment transactions should be presented in the statement of cash flows. We adopted the new standard on January 1, 2018. Adoption of this standard had no material impact on our consolidated statements of cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a night-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases, Leases of mineral reserves and related land leases are exempted from the standard. The Company adopted ASU 2016-02 on January 1, 2019 and elected the package of practical expedients within the standard which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs, The Company made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities for the Company’s office lease totaling $279,111.

3. Merger with Home Treasure Finders

On November 27, 2019, HTF completed the purchase of approximately 68% of the common stock of EHR through the issuance of 6,328,948 shares of the Company’s Series A Preferred.

As discussed above, the acquisition of EHR by HTF has been accounted for as a reverse merger. The fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$291
Property and equipment	1,012,500
Liabilities assumed:
Accounts payable	(78,226)
Convertible note payable	(208,099)
Mortgage payable	(630,691)

Net assets acquired	95,775

Purchase consideration paid -
Common stock	5,051,822

Goodwill	$4,956,047

An impairment analysis performed as of the date of closing showed that the acquired goodwill was fully impaired. As such, goodwill impairment expense of $4,956,047 was recorded subsequent to the Transaction.

The consolidated statement of operations for the year ended December 31, 2019 includes $7,500 of HTF revenue and HTF losses of $4,952,563 since the acquisition date.

The following unaudited pro forma consolidated results of operations have been prepared as if the Transaction had occurred as of January 1, 2018:

	Year ended December 31,
	2019	2018

Revenue, continuing operations	$69,381	$82,508
Loss from continuing operations	$(7,176,631)	$(4,357,748)
Earnings (loss) per common share:
Basic and diluted	$(4.04)	$(68.71)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Sale of HTF’s Legacy Business – On December 20, 2019, the Company entered the Legacy Business Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) with Corey Wiegand, HTF’s former CEO. Under the Bill of Sale, we agreed to sell to Mr. Wiegand HTF’s property management and residential real estate sales business (the “Legacy Business”) for $160,000.

As alternative consideration to paying the purchase price in cash, the Bill of Sale provided that Mr. Wiegand had the right to redeem a portion of his existing common stock ownership in the Company as consideration for purchase of the Legacy Business, in lieu of paying cash. Based on an agreed upon reference price of $0.37 per share of common stock of the Company, Mr. Wiegand redeemed ownership equivalent to 432,432 shares to satisfy the required payment of the Legacy Business sale price. Pursuant to certain provisions set forth in the Stock Purchase Agreement entered into at the time of the Transaction, the shares of common stock utilized by Mr. Wiegand for payment of the Legacy Business purchase price were returned to the Company’s treasury and have been re-issued on a pro rata basis to the shareholders of record of the Company (other than Mr. Wiegand) as of the day immediately preceding the date of closing under the Stock Purchase Agreement. The Company recognized no gain or loss on the Legacy Business sale.

4. Discontinued Operations

In connection with the Transaction, management determined to fully divest of EHR’s oil and gas activities. These activities are presented as discontinued operations for each of the periods presented and are being actively marketed for sale.

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	December 31,
	2019	2018
Assets
Accounts receivable -
Current assets of discontinued operations held for sale	$20,835	$437,125

Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	5,285,340	15,712,417
Accumulated DD&A	(4,089,179)	(505,667)
Total oil and gas properties, net of discontinued operations held for sale	1,196,161	15,206,750
Total assets of discontinued operations held for sale	$1,216,996	$15,643,875

Liabilities
Accounts payable	$-	$820,201
Deferred revenue	-	1,076,390
Accrued liabilities	92,196	466,254
Asset retirement obligations	52,776	415,061
Revenue payable	70,609	1,459,050
Note payable	1,100,000	-
Current liabilities of discontinued operations held for sale	1,315,581	4,236,956

Senior subordinated convertible debenture	-	400,000
Asset retirement obligations	119,657	957,270
Net deferred income tax liability	-	-
Long term liabilities of discontinued operations held for sale	119,657	1,357,270
Total liabilities of discontinued operations held for sale	$1,435,238	$5,594,226

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	Year ended December 31,
	2019	2018
Revenue
Oil and gas sales	$485,655	$2,527,038
Overhead fees	31,000	144,000
Total revenue	516,655	2,671,038

Costs and Expenses
Lease operating expense	377,486	1,744,009
Exploration expense	-	3,446
Depreciation, depletion & amortization	82,300	470,445
Accretion	32,974	177,282
Gain on disposal of oil & gas property interests	(1,666,790)	-
Impairment & abandonment	3,730,678	89,411
Mergers & acquisition costs	100,000	977,577
Total costs and expenses	2,656,648	3,462,170

Other income	(1,176,390)	-
Interest expense	41,250	-

Loss from discontinued operations	$(1,004,853)	$(791,132)

San Andres Acquisition #2 – On March 27, 2018, the Company entered into an agreement with Lubbock Energy Partners LLC (“LEP”) to acquire an additional 8,817 gross acres in the San Andres oil play in Cochran County, Texas of the Permian Basin. In a related transaction, the Company received a payment of $881,697 from Brigadier under its option agreement to purchase an interest in these acres. The acquisition was anticipated to close in January 2019. The Company elected not to complete its portion of the acquisition because of market conditions. Brigadier completed its purchase with LEP in 2019 at which time the Company recognized the option fee in income, within the loss from discontinued operations in the consolidated statements of operations.

San Andres Acquisition #3 – On November 5, 2018, the Company made an initial payment of $100,000 for an agreement to acquire another 4,287 acres located in the San Andres oil play of the Permian Basin, adjacent to its existing leasehold position in Cochran County, Texas. The anticipated closing would have been in January 2019. The Company elected not to complete this acquisition because of market conditions. The initial payment was expensed in 2019 within the loss from discontinued operations in the consolidated statements of operations.

Disposal of Oil & Gas Property Interests – On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement (the “Agreement”) with LEP wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1,666,790 within the loss from discontinued operations in the consolidated statements of operations. In June 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest.

Impairment of Oil & Gas Property Interests – During the year ended December 31, 2019, the Company’s oil and gas properties became impaired due to the market decline and the Company’s determination to exit the oil and gas business. The Company’s interest in the San Andres Acquisition #1 was determined to be fully impaired and its interest in the Gap Band property was determined to have a fair value of $1.2 million. Impairment expense totaling $3,730,678 was recorded within the loss from discontinued operations in the consolidated statements of operations to reduce the carrying values of the Company’s oil and gas property interests to their estimated fair values. The Company recorded no impairments or abandonments of oil and gas properties during the year ended December 31, 2018.

5. Note Payable — Related Party

Senior Secured Promissory Note – On March 31, 2017, the Company entered into a subscription agreement under which we issued a $3,000,000 10% Senior Secured Promissory Note with an initial maturity of September 1, 2017 to Satellite Overseas (Holdings) Limited (“SOHL”), a stockholder of the Company’s common shares. The Senior Secured Promissory Note was funded through three equal monthly draws of $1 million made in April, May, and June 2017. Upon maturity, at the option of the holder, the Senior Secured Promissory Note may either become due and payable or convert into shares of common stock at 75% of the share price in a qualified equity offering. Upon an occurrence of an event of default, the interest rate of the Senior Secured Promissory Note escalates to 12%. The Senior Secured Promissory Note is secured, pursuant to a deed of trust, by a first priority security interest in a 50% working interest in the profits from all oil and gas produced from the Gap Band 2-H well in Karnes County, Texas.

The Company and SOHL agreed to nine interim extensions of the maturity date. As extended, the maturity date was April 30, 2020. The note is currently past due.

The contingent put option in the Senior Secured Promissory Note is an embedded derivative that is recorded at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent put will be exercised. Management determined that the probability that the convertible note will be settled in shares was near zero at inception and has remained near zero during the term of the promissory note. The holder has indicated to the Company that they do not intend to exercise the conversion option. Therefore, the Company concluded that the fair value of the embedded derivative was near zero throughout the term of the convertible note.

The provision in the Senior Secured Promissory Note for escalation of interest rates from 10% to 12% is also an embedded derivative that must be recorded at fair value as the escalation of the interest rate is based on factors other than credit risk. The fair value of this derivative is not material because there has not been an escalation of the interest rate on the Senior Secured Promissory Note during the term of the note, the Company has been able to extend the maturity of the Note and any potential escalation of the interest rate would be immaterial to the financial statements.

Accrued interest and fees on the Senior Secured Promissory Note were $247,500 and $97,500 at December 31, 2019 and 2018, respectively.

Senior Subordinated Debentures – On October 10, 2018, the Company issued Senior Subordinated Debentures totaling $400,000 with certain investors. The term of the debentures was 36 months with 10% interest per annum payable quarterly. The Senior Subordinated Debentures were extinguished in March 2019 as part of the disposal of oil & gas property interests (see Note 4).

Convertible Promissory Note – In October 2019, HTF issued a convertible promissory note to EHR in exchange for EHR’s payment of HTF’s accounts payable and Transaction expenses. The convertible promissory note bears interest at 4% per annum and matures on November 1, 2021. Commencing 180 days subsequent to the date of the convertible promissory note, any portion or all of the principal and accrued interest payable is convertible by the holder at any time prior to payment into the common stock of the Company at a rate of $0.352 of principal and/or interest per share.

EHR distributed the convertible promissory note receivable to its shareholders prior to consummation of the Transaction. The outstanding balance owed by the Company under this convertible promissory note at December 31, 2019 was $208,874.

6. Mortgage Payable and Operating Lease

The Company is obligated under a mortgage payable, dated September 15, 2014 and as amended October 1, 2019, secured by its warehouse property located in Denver, Colorado. The note provides for a 25 year amortization period and an initial interest rate of 9% annually. As amended, the note matured on July 15, 2020 but was extended under terms of the amendment to January 15, 2021 after payment by the Company of a extension fee of 1% of the then outstanding principal. The rate during this first extension period is 10% annually and the monthly payment is $5,590.11. The maturity date may be subsequently extended at the Company’s option to July 15, 2021 after payment again of a extension fee of 1% of the then outstanding principal. The interest rate will increase to 11% annually if this extension is made.

As of December 31, 2019, the balance of the mortgage payable was $626,086 and the present maturity is January 15, 2021.

The Company leases the Denver warehouse property to a tenant under an operating leases expiring June 30, 2021 for a monthly rent of $7,500. The lease requires the tenant reimburse us for property taxes and insurance and maintains the interior and exterior of the warehouse (except for the roof). Minimum future rents for 2020 are $90,000 and for 2021 are $45,000.

7. Other Related Party Transactions

The Company had a previous business relationship with Pilatus Hunter, LLC, (“Pilatus Hunter”), a company owned by the Company’s CEO. Pilatus Hunter provides private air travel services, which began in September 2016. Pilatus Hunter was paid or advanced $137,151 for services during the year ended December 31, 2018. No amounts were paid or advanced during the year ended December 31, 2019. At December 31, 2018, accounts receivable – related parties included $54,305 due from Pilatus Hunter. There were no amounts receivable or payable to Pilatus Hunter at December 31, 2019.

Before completion of the Transaction, the Company had balances due from employees from time to time in the normal course of business. At December 31, 2018, accounts receivable from employees totaled $5,377. No amounts were due from employees at December 31, 2019.

In 2019, our CEO advanced $370,770 under a convertible note bearing interest at 10% per annum. This note, including accrued interest, was converted into 1,061,970 shares of common stock on December 31, 2019.

8. Asset Retirement Obligations

Total asset retirement obligations (“ARO”) consist of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of 2%. These values are discounted to present value using our credit-adjusted risk-free rate of 10% per annum. The following table summarizes the changes in ARO included in discontinured obligations:

Balance at January 1, 2018	$1,195,049
Accretion expense	177,282
Balance at December 31, 2018	1,372,331
Disposal of oil & gas property interests	(1,232,872)
Accretion expense	32,974
Balance at December 31, 2019	$172,433

9. Commitments and Contingencies

Leases – On March 31, 2019, the Company abandoned its office lease. The right of use asset on the balance sheet at this date was fully impaired. The Company recognized impairment expense totaling $247,574 for this abandonment.

This office lease required monthly payments of $10,802 until its expiration on May 31, 2021. No rent payments have been made since abandonment. The lessor has made a claim for rent and the Company has made a counterclaim due to the premises being uninhabitable due to the actions of other tenants located on the floor. At December 31, 2019, the Company had accrued unpaid rent totaling $244,202. The discount rate used in computing the lease obligation was 10%.

Rent expense for 2019 and 2018 totaled $64,323 and $214,411, respectively.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of two specific matters. We cannot estimate the ultimate outcome of these matters.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE is a wholly owned subsidiary of the Company and landlord of a commercial warehouse building (“the Property”) that was leased to Grand Traverse on December 31, 2018 for a term of 61 months, with a personal guaranty from Defendant John Gallegos. On April 12, 2019, Grand Traverse presented JDONE with a forged, signed copy of the draft early termination amendment that JDONE had previously rejected. JDONE has suffered damages due to Defendant’s misconduct of approximately $823,504 plus interest and attorney’s fees. A court ordered mediation was held in May 2020 without success. All material defendant motions have been denied by the court. The case is set for jury trial in calendar year 2021.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII”) vs. Energy Hunter Resources, Inc.

Plaintiff/Counterdefendant KBSIII is seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR has filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. Discovery in the case is complete. The case has not been set for trial.

Environmental Remediation – Various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company’s operations and the costs of its crude oil and gas exploration, development, and production operations. The Company does not anticipate that it will be required in the near future to expend significant amounts due to environmental laws and regulations, and accordingly no reserves have been recorded.

10. Income Taxes

No amounts were recorded for income tax expense during the years ended December 31, 2019 or 2018.

A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2019	2018

Federal statutory rate	$(1,494,404)	$(898,842)
State income taxes, net	(229,304)	-
Change in valuation allowance	792,853	896,528
Other, net	930,855	2,314
Total income tax expense	$-	$-

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2019	2018
Assets:
Net operating loss carryforwards	$1,388,111	$2,234,623
Property and equipment	76,340
Liabilities:
Other	(310,482)	(287,801)
Subtotal	1,153,969	1,946,822
Valuation allowance	(1,153,969)	(1,946,822)
Net deferred tax asset (liability)	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of approximately $6.6 million at December 31, 2019, of which about $106,000 begin to expire in 2036 and the remainder have no expiration.

The Company estimates that approximately $4.4 million of its NOL carry-forwards are subject to annual limitations under Internal Revenue Code Section 382 as a result of ownership changes at various times including in the Transaction. The Company estimates that approximately $125,000 of these NOL carry-forwards may be utilized annually because of the impact of the Section 382 limitations.

11. Equity

Common Stock Issued for VCAB Acquisition - On May 4, 2018, the Company entered into an “Agreement and Plan of Merger” with VCAB Five Corporation (“VCAB”) to substantially facilitate an increase in the number of qualified shareholders of the Company. In connection with the merger, the Company issued 350,000 shares of EHR common stock to the holders of Class 5 claims following VCAB’s bankruptcy filing. Noncash costs for this transaction totaled $1,458,450 and were expensed in 2018 within merger and acquisition costs in the consolidated statement of operations.

Common Stock Issued in Private Placement - In 2019, the Company sold 165,611 shares of common stock to three investors for an aggregate of $125,000 in cash through a private placement.

EHR Series A Redeemable Preferred Stock – On December 1, 2017, EHR designated 500,000 shares of Series A 6.00% Perpetual Redeemable Convertible Preferred Stock (the “EHR Series A Preferred Shares”). Of the 500,000 EHR Series A Preferred Shares, (i) 412,500 shares were issued to LEP in the San Andres Acquisition #1 and (ii) 87,500 shares were reserved for the payment of dividends in kind. All of the EHR Series A Preferred Shares had a stated value of $20.00 per share. The EHR Series A Preferred Shares contained a substantive conversion option, were not mandatorily redeemable and converted into a fixed number of common shares. As of December 31, 2018, there were 412,500 EHR Series A Preferred Shares outstanding.

Pursuant to the Certificate of Designation for the EHR Series A Preferred Shares (the “Certificate of Designations”) each EHR Series A Preferred Share was convertible at any time, at the option of the Holder into one share of EHR common stock. If not converted sooner, the Company had the right to repurchase all or any portion of the then outstanding shares of EHR Series A Preferred Shares at a price, in cash, equal to the stated value per share, plus all accrued but unpaid dividends thereon to the date of payment, (i) at any time following the one-year anniversary of the original issue date, or (ii) if (A) the average closing bid price of the corporation’s common stock shall have equaled or exceeded 125% of the stated value for the immediately preceding 20 trading days and (B) the shares of common stock issuable upon conversion. This conversion option was considered clearly and closely related to the EHR Series A Preferred Stock host contract and therefore did not require bifurcation.

Dividends on the EHR Series A Preferred Shares were payable quarterly at the Company’s election in cash, EHR Series A Preferred shares or a combination of cash and shares at an annual dividend rate of 6.00%. The EHR Series A Preferred Stock was presented as “mezzanine equity” in the Company’s consolidated balance sheets because it was mandatorily redeemable.

On March 1, 2019, all outstanding shares of the EHR Series A Preferred Stock and accrued dividends thereon were returned and cancelled in the disposal of oil & gas property interests. Refer to Note 4 for more discussion.

EHR Series C Preferred Stock – In the third quarter of 2019, EHR raised $850,000 of additional funding through the issuance of 34,000 shares of EHR Series C Preferred Stock. The EHR Series C Preferred Stock converted into 2,414,773 shares of EHR’s common stock upon completion of the Transaction. These common shares were initially accounted for as noncontrolling interests in EHR.

In an exchange transaction effective November 27, 2019, the Company acquired these noncontrolling interests representing approximately 26% of the ownership of EHR through the issuance of 2,414,773 shares of Company common stock and 14,488,638 warrants for the purchase of Company common stock. The warrants have an exercise price of $0.352 per share and expire on November 27, 2021. The warrants may be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30-days advanced notice should the volume weighted average price exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock. One-half of the warrants have a cashless exercise feature.

Series A Preferred Stock – The Company has 6,328,948 shares of Series A Preferred outstanding. Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate.

12. Supplemental Cash Flow Information

	Year ended December 31,
	2019	2018

Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Initial recognition of right to use asset and lease liabilities	279,111	-
Right of use asset amortization	31,537	-
Apply deposit against lease liability	10,690	-
Recognition of noncontrolling interests in reverse merger	95,743	-
Conversion of Series C preferred stock into common stock	850,000	-
Acquisition of noncontrolling interests	(114,022)
Conversion of shareholder note to common stock	373,813	-
Distribution of promissory note to shareholders	208,099	-
Capital expenditures in accounts payable	-	561,796
Accrual of preferred stock dividends	-	513,888

13. Earnings (Loss) per Share

The following table is a calculation of the earnings (loss) per basic and diluted share:

Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations	$(7,102,542)	$(4,280,202)
Less: Preferred stock dividends	-	(513,888)
Net loss from continuing operations attributable to common stockholders	(7,102,542)	(4,794,090)
Loss from discontinued operations	(806,397)	(791,132)
Net loss attributable to common stockholders	$(7,908,939)	$(5,585,222)

Denominator
Weighted average shares used to compute basic EPS	1,973,662	82,421
Dilutive effect of preferred stock	-	-
Weighted average shares used to compute diluted EPS	1,973,662	82,421

Earnings (loss) per share:
Loss from continuing operations - basic and diluted	$(3.60)	$(58.17)
Loss from discontinued operations - basic and diluted	$(0.41)	$(9.60)
Loss per share - basic and diluted	$(4.01)	$(67.76)

The computation of diluted earnings per common share for the year ended December 31, 2019 excludes (i) the assumed conversion of the Series A Preferred Stock and (ii) the effect of assumed exercise of approximately 14,488,638 warrants, as their exercise price was greater than the average market value of our common stock for the period, as these would be anti-dilutive.

14. Subsequent Events

Issuances of Common Stock – In February 2020, Generation Hemp sold 250,000 units for $100,000 to accredited investors. Each unit consists of one share of common stock and one warrant to purchase one common share at $0.40 per share. The warrant expires in March 2022 and is exercisable for one share of common stock at an exercise price of $0.40 per share. Proceeds of this issuance were used for general corporate purposes.

Response to the Coronavirus Disease 2019 (COVID-19) Pandemic on Our Business—On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence and practice social distancing when engaging in essential activities. These actions and the global health crisis caused by COVID-19 have created significant volatility, uncertainty and economic disruption.

Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic, especially beginning in mid-March, and such impact has materially worsened to date in the second quarter. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.

The extent of the potential effect of the COVID-19 pandemic will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Paycheck Protection Program Loan – Congress created the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide forgivable loans to eligible small businesses facing economic hardship to retain U.S. employees on their payroll during the Coronavirus Disease 2019 (“COVID-19”) pandemic.

PPP loan recipients may be eligible to have their loans forgiven if the funds were used for eligible expenses over the eight-week coverage period commencing when the loan was originally disbursed. The amount of forgiveness may be reduced if the percentage of eligible expenses attributed to nonpayroll expenses exceeds 25% of the loan, if employee headcount decreases, or compensation decreases by more than 25% for each employee making less than $100,000 per year, unless the reduced headcount or compensation levels are restored by June 30, 2020.

On April 29, 2020, Generation Hemp, Inc. received disbursement of an approved PPP loan in the amount of $25,200. The company anticipates that this entire disbursement amount will be forgiven under the current program requirements for forgiveness eligibility.

Disposal of Gap Band Property Interest – In June 2020, LEP completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company estimates that a gain of approximately $25,000 will be recognized in 2020 as a result of this disposal.

Subordinated Promissory Note—Our CEO made additional advances through 2020 under a subordinated promissory note due September 30, 2021. The total outstanding balance at November 30, 2020 was $440,000.

Pending Acquisition of Halcyon Thruput, LLC – On March 7, 2020, we entered into Definitive Agreements with Halcyon Thruput, LLC (“Halcyon”) to acquire 100% of their assets for total consideration of $5.1 million. The consideration includes $2.5 million of restricted common stock (valued at $0.50 per share) of Generation Hemp, Inc., restricted from trading for one year, and $2.6 million in cash. Halcyon is a leading emerging company active in the hemp sector that provides postharvest and midstream services to growers by drying and processing harvested hemp directly from the field and wetbaled at their 48,000 square foot facility located in Hopkinsville, Kentucky. The transaction is expected to close in the fourth quarter of 2020.

*  *  *  *  *

Supplemental Oil and Gas Information

(Unaudited)

Oil and Gas Reserve Information

Proved oil and gas reserves are those quantities of crude oil, natural gas, condensate, and NGLs, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods. The Company reports all estimated proved reserves held under production-sharing arrangements utilizing the “economic interest” method.

Proved oil and gas reserves have been estimated by independent, third-party petroleum engineers, Mire & Associates, Inc. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month unweighted first-day-of-the-month average price for the year.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The reserve data in the following tables only represent estimates and should not be construed as being exact.

The following reserves schedule sets forth the changes in estimated quantities of proved crude oil reserves:

	Crude Oil (Bbls)	Natural Gas (mcf)	Total (Boe)
Total proved reserves:
Balance at December 31, 2017	748,100	1,150,100	939,784
Revisions of previous estimates	(271,083)	(511,140)	(356,274)
Production	(82,607)	(117,210)	(102,142)
Balance at December 31, 2018	394,410	521,750	481,368
Revisions of previous estimates	(6,969)	203,192	26,897
Divestiture of Reserves	(202,187)	(101,786)	(219,151)
Production	(6,815)	(18,566)	(9,909)
Balance at December 31, 2019	178,440	604,590	279,205

Proved developed reserves as of:
December 31, 2017	235,700	276,100	281,717
December 31, 2018	66,610	113,630	85,548
December 31, 2019	30,420	132,800	52,553
Proved undeveloped reserves as of:
December 31, 2017	512,400	874,000	658,067
December 31, 2018	327,800	408,120	395,820
December 31, 2019	148,020	471,790	226,652

The decrease in proved quantities for 2018 was due principally to revisions of previous reserve estimates caused by a decrease in average NYMEX-WTI oil and Henry Hub natural gas prices.

On March 1, 2019, the Company reassigned 52% of its working interest in the San Andres #1 oil & gas assets to LEP (with the Company continuing to hold an 8% working interest in those assets). The decrease in proved quantities for 2019 was due principally to this disposal and revisions of previous reserve estimates caused by a decrease in average NYMEX-WTI oil and Henry Hub natural gas prices.

Costs Incurred in Oil and Natural Gas Property Acquisitions and Development Activities

Costs incurred by the Company in oil and natural gas acquisitions and development are presented below:

	For the year ended December 31,
	2019	2018
Acquisitions:
Proved	$-	$-
Unproved	-	-
Exploration	-	3,446
Development	17,333	1,222,286
Costs incurred	$17,333	$1,225,732

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	December 31,
	2019	2018

Proved properties	$3,685,294	$5,963,638
Unproved properties	1,600,046	9,748,779
	5,285,340	15,712,417
Accumulated DD&A	(4,089,179)	(505,667)
Total	$1,196,161	$15,206,750

Future Net Cash Flows

Future cash inflows as of December 31, 2019 and 2018 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation. Future development costs include abandonment and dismantlement costs.

The following table sets forth unaudited information concerning future net cash flows for proved oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

	December 31,
	2019	2018

Future cash inflows	$11,701,830	$27,502,600
Future production costs	(3,095,970)	(6,993,170)
Future development costs	(3,812,090)	(8,051,580)
Future income tax expense	-	-
Future net cash flows	4,793,770	12,457,850
10% annual discount for estimated timing of cash flows	(1,348,110)	(5,719,100)
Discounted future net cash flows	$3,445,660	$6,738,750

The following table sets forth the principal sources of change in the discounted future net cash flows:

	December 31,
	2019	2018

Balance, beginning of period	$6,738,750	$6,903,800
Sales, net of production costs	139,169	927,029
Net change in prices and production costs	1,343,106	3,208,773
Changes in future development costs	(3,118,134)	(1,151,702)
Previously estimated development costs incurred during the period	(17,333)	(1,222,286)
Revision of quantities	376,534	(2,617,244)
Accretion of discount	673,875	690,380
Sales of minerals in-place	(2,690,307)	-
Balance, end of period	$3,445,660	$6,738,750

*  *  *  *  *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer and sole director). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. There is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective due to the following material weaknesses.

We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We believe that we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a)	identified the definition, objectives, application and scope of our internal control over financial reporting;

(b)	delineated the duties of each member of the group responsible for maintaining the adequacy of our internal control over financial reporting. This group consists of our Chief Executive Officer and independent consultants who were engaged to prepare and assure compliance with both our internal control over financial reporting as well as our disclosure controls and procedures and review our disclosure controls and procedures on a regular basis, subject to our management’s supervision.

We continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting since year ended December 31, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of December 31, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient enough to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from a material weakness, we will be required to expend additional resources to improve it. Any additional instances of material deficiencies could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Gary C. Evans	63	Chairman and CEO

Melissa M. Pagen	45	Managing Director, Chief Branding Officer, Corporate Secretary

The following is a brief account of the business experience of each of our directors and executive officers:

Gary C. Evans, Chairman of the Board and Chief Executive Officer. Mr. Evans previously led Energy Hunter Resources, Inc. and Magnum Hunter Resources Corporation, a public energy company specializing in unconventional resource plays predominately in the Appalachian Basin, for seven years, from 2009 to May 2016. Mr. Evans was also founder and CEO of Eureka Hunter Holdings, LLC, a mid-stream gas gathering company transporting and managing up to 1 Bcf of daily natural gas volumes from production in West Virginia and Ohio on approximately 200 miles of newly constructed pipeline during the similar seven-year period. Additionally, Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources Inc. (MHRI), a NYSE listed company, for 20 years before MHRI was acquired by Cimarex Energy for approximately $2.2 billion in June 2005. Later that year, Mr. Evans formed Wind Hunter Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Energy, Inc., an emerging water resource company focusing on oil field water management and clean water technologies active in the Marcellus and Utica resource plays in Appalachia. As founder, Mr. Evans served as Chairman and Chief Executive Officer of GreenHunter Energy, Inc. from December 2006 until May 2016. Its assets were sold to a private equity fund.

Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a publicly listed oil and gas trust, and is a Director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company, where he previously served as Chairman, CEO and Lead Director. Mr. Evans was recognized by Ernst & Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEOs. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences around the world and on national television networks on the current affairs of the oil and gas industry.

Melissa M. Pagen has over eighteen years of professional and executive experience in managerial and officer positions in several industries - both in the private and public sectors, and with a demonstrated history in consumer goods, business development, investor relations, and industrial technologies. Ms. Pagen brings a unique combination of talents. She has also developed and launched several start-up companies, in ecommerce, nutraceuticals, and the energy sector. Ms. Pagen earned a Bachelor of Arts degree from University of California, Los Angeles where she graduated summa cum laude, and in 2014 was honored with a WING Award (Women In Natural Gas), by Shale Media Group.

Involvement in Certain Legal Proceedings

In March 2016, during Mr. Evans’ tenure as interim CEO of GreenHunter Resources, Inc. that company and certain of its subsidiaries (namely, GreenHunter Water, LLC; Hunter Disposal, LLC; Ritchie Hunter Water Disposal, LLC; Hunter Hauling, LLC; White Top Oilfield Construction, LLC; Blackwater Services, LLC; Virco Realty, LLC; Little Muskingum Drilling, LLC; Blue Water Energy Solutions, LLC; GreenHunter Wheeling Barge, LLC; GreenHunter Environmental Solutions, LLC; and MAG Tank Hunter, LLC) filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. Similar to Magnum Hunter Resources Corporation discussed immediately below, GreenHunter Resources, Inc. sought protection in large part because of the cyclical downturn in the commodity prices of both oil and natural gas. GreenHunter Resources, Inc.’s assets were subsequently sold to a private equity group, which allowed predominately all secured indebtedness to be fully repaid.

In December 2015, during Mr. Evans’ tenure as CEO of Magnum Hunter Resources Corporation, that company filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in Delaware (In re Magnum Hunter Resources Corporation, et al., included the following debtors in addition to Magnum Hunter Resources Corporation, each of which was a directly or indirectly owned subsidiary of Magnum Hunter Resources Corporation: Alpha Hunter Drilling, LLC; Bakken Hunter Canada, Inc.; Bakken Hunter, LLC; Energy Hunter Securities, Inc.; Hunter Aviation, LLC; Hunter Real Estate, LLC; Magnum Hunter Marketing, LLC; Magnum Hunter Production, Inc.; Magnum Hunter Resources GP, LLC; Magnum Hunter Resources, LP; Magnum Hunter Services, LLC; NGAS Gathering, LLC; NGAS Hunter, LLC; PRC Williston LLC; Shale Hunter, LLC; Triad Holdings, LLC; Triad Hunter, LLC; Viking International Resources Co., Inc.; and Williston Hunter ND, LLC). This filing was due in large part to the precipitous commodity cycle downturn which saw the price of natural gas and crude oil reach lows not seen for over a decade. Magnum Hunter Resources Corporation subsequently emerged from bankruptcy with no indebtedness in May 2016 under Mr. Evans’ leadership.

ITEM 11. EXECUTIVE COMPENSATION

Narrative Disclosures

Employment, Severance or Change in Control Agreements

We currently do not maintain any employment, severance or change in control agreements with our named executive officers. In addition, our named executive officers are not entitled to any payments or other benefits in connection with a termination of employment or a change in control.

Retirement Benefits

We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Compensation of Named Executive Officers

The following table contains compensation data for our named executive officers for the fiscal years ending December 31, 2019 and 2018 and for the current fiscal year through June 30, 2020.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus		Stock Awards		All Other Compensation		Total Received(2)
Gary C. Evans	2018	$—		$—		$—		$—		$—
Chief Executive Officer	2019	$360,000
	2020	$360,000
Melissa M. Pagen	2018	$—		$—		$—		$—		$—
Managing Director, Chief Branding	2019	$120,000	$		$		$		$
Officer, Corporate Secretary	2020	$120,000	$		$		$		$

(1)	Salary reflects annual amount. Salary was prorated in 2019, see Total Received column.
(2)	For 2018 and 2019, amount reflects total compensation received for calendar year. For 2020, amount reflects total compensation received through June 30, 2020.

Compensation of Directors

We currently have one director, Mr. Evans. Since Mr. Evans is also an employee he does not receive any additional compensation for this service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock, as of March 31, 2020.

We have determined beneficial ownership in accordance with Commission rules. The information does not necessarily indicate beneficial ownership for any other purpose. The applicable percentage ownership is based on 93,077,693 shares of common stock as of December 31, 2019 (17,130,317 shares of common stock outstanding and 75,947,376 shares issuable upon conversion of Series A preferred stock outstanding).

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o Generation Hemp, Inc., P.O. Box 540308, Dallas, Texas 75354.

Name of Beneficial Owner(1)	Number of shares beneficially owned	Percentage Ownership
5% Stockholders:
Satellite Overseas (Holdings) Limited(2)	25,263,144	27.1%
Corey Weigand	6,687,275	7.2%

Directors and Named Executive Officers:
Gary C. Evans	36,000,000	38.7%

Directors and Executive Officers as a Group (1 Persons)	40,500,000	38.7%

(1)	The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities such person has the right to acquire within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as discussed in the footnotes to this table, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock, except to the extent this power may be shared with a spouse. All shares shown in the table are currently outstanding,

(2)	Satellite Overseas (Holdings) Limited (“SOHL”) is the record holder of these shares of Common Stock. SOHL is a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd. (“Cadila”). Cadila is owned by the IRM Trust. Rajiv I. Modi, Ph. D. and Mrs. Shilaben I. Modi are the trustees of the IRM Trust. As trustees of the IRM Trust, Dr. Modi and Mrs. Modi have shared voting and dispositive power with respect to these shares and, therefore, under rules issued by the Commission may be deemed to be beneficial owners of the shares.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 27, 2019, Generation Hemp, Inc. (f/k/a Home Treasure Finders, Inc.) (“HTF”) completed the purchase of approximately 68% of the common stock of Energy Hunter Resources, Inc. (“EHR”) through the issuance of 6,328,948 shares of the Company’s Series A Preferred Stock (“Series A Preferred”). Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate. The acquisition, together with the other transactions contemplated by the Stock Purchase Agreement, dated August 15, 2019 are referred to herein as the “Transaction”. In connection with the closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

The Transaction was accounted for as a reverse merger, whereby EHR is considered to be the accounting acquirer and became a majority-owned subsidiary of the Company. Accordingly, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of EHR prior to the reverse merger and in this and all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

Upon completion of the Transaction, Corey Wiegand, who had been the President and sole Director of Home Treasure Finders, Inc. since its founding, resigned from these positions and Gary C. Evans, previous Chairman and Chief Executive Officer of Energy Hunter Resources, Inc., took the helm of the combined entity as Chairman of the Board of Directors and Chief Executive Officer.

In an exchange transaction also effective November 27, 2019, the Company acquired an additional 26% of the common stock of EHR through the issuance of common stock and warrants.

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR became a majority-owned subsidiary of the Company.

Board Leadership Structure

Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, Gary C. Evans serves as our sole director as Chairman of the Board and our Chief Executive Officer.

Board Role in Risk Oversight

Our Board of Directors is responsible for the oversight of the Company’s risk management efforts. Members of management are responsible for particular areas of risk for the company and provide presentations, information and updates on risk management efforts as requested by our Board.

Family Relationships

There are no family relationships among our executive officers and directors.

Related Transactions

Gary C. Evans Ownership

In November, 2019, in accordance with the stock purchase agreement by HTF, Series A Preferred stock in the Company was issued to our Chief Executive Officer Gary C. Evans for shares held of EHR common stock. Each Series A Preferred stock held converts to 12 shares of common stock of the Company. As of December 31, 2019, Mr. Evans still retains ownership of 1,061,970 shares of EHR common stock (See below Gary C. Evans Convertible Note with EHR).

Gary C. Evans Convertible Note with EHR

In October and December, Mr. Evans advanced EHR $370,770 under a convertible note bearing interest at 10% per annum. This note, including accrued interest, was converted into 1,061,970 shares of common stock of EHR on December 31, 2019.

Satellite Overseas (Holdings) Ltd.

In November, 2019, in accordance with the stock purchase agreement by HTF, Series A Preferred stock in the Company was issued to SOHL for shares held of EHR common stock. Each Series A Preferred stock held converts to 12 shares of common stock of the Company.

Sale of HTF’s Legacy Business

On December 20, 2019, the Company entered the Legacy Business Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) with Corey Wiegand, HTF’s former CEO. Under the Bill of Sale, we agreed to sell to Mr. Wiegand HTF’s property management and residential real estate sales business (the “Legacy Business”) for $160,000.

As alternative consideration to paying the purchase price in cash, the Bill of Sale provided that Mr. Wiegand had the right to redeem a portion of his existing common stock ownership in the Company as consideration for purchase of the Legacy Business, in lieu of paying cash. Based on an agreed upon reference price of $0.37 per share of common stock of the Company, Mr. Wiegand redeemed ownership equivalent to 432,432 shares to satisfy the required payment of the Legacy Business sale price. Pursuant to certain provisions set forth in the Stock Purchase Agreement entered into at the time of the Transaction, the shares of common stock utilized by Mr. Wiegand for payment of the Legacy Business purchase price were returned to the Company’s treasury and have been re-issued on a pro rata basis to the shareholders of record of the Company (other than Mr. Wiegand) as of the day immediately preceding the date of closing under the Stock Purchase Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided by our auditor, Marcum, LLC during the years ended December 31, 2019 and 2018:

	2019	2018
Audit fees (1)	$24,000	$-
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-

Total fees	$24,000	$-

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(b) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation

3.2	Bylaws

3.3	Certificate Of Designation of Rights, Preferences And Limitations Of The Series A Convertible Voting Preferred Stock

4.1**	2020 Form of Generation Hemp Warrant

10.1	Deed of Trust, dated September 15, 2014, between JDONE LLC and Thomas S. Yang.

10.2	Promissory Note, dated September 15, 2014, made by JDONE LLC in favour Thomas S. Yang.

10.3**	Amendment No. 1 to Promissory Note and Deed of Trust, dated October 1, 2019, between JDONE LLC, Thomas S. Yang, and Gary C. Evans.

10.4	Stock Purchase Agreement,dated August 15, 2019, among Home Treasure Finders, Inc., HMTF Merger Sub Inc,, Energy Hunter Resources, Inc. (the “Company”), certain stockholders of the Company set forth therein, and Gary C. Evans

10.5	Amendment No. 1 to Stock Purchase Agreement,dated October 1, 2019, among Home Treasure Finders, Inc., HMTF Merger Sub Inc,, Energy Hunter Resources, Inc. (the “Company”), certain stockholders of the Company set forth therein, and Gary C. Evans.

10.6	Legacy Business Bill of Sale, Assignment and Assumption Agreement, dated December 20, 2019, between Generation Hemp. Inc. and Corey Wiegand

10.7**	2019 Form of Common Stock Subscription Agreement of Energy Hunter Resources, Inc.

10.8**	Convertible Promissory Note, dated October 15, 2019, made by Home Treasure Finders, Inc. in favor of Energy Hunter Resources, Inc.

10.9**	Security Exchange Agreement, dated as of November 27, 2019, among Energy Hunter Resources, Inc., the former Series C Preferred Shareholders of Energy Hunter Resources, Inc., and Generation Hemp, Inc.

10.10**	2020 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc.

10.11**	Subordinated Promissory Note, dated September 30, 2020, made by Generation Hemp, Inc. in favor of Gary C. Evans

10.12**	Asset Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein.

10.13	Amendment No. 2 to Stock Purchase Agreement,dated October 1, 2019, among Home Treasure Finders, Inc., HMTF Merger Sub Inc,, Energy Hunter Resources, Inc. (the “Company”), certain stockholders of the Company set forth therein, and Gary C. Evans.

21**	List of Subsidiaries of the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION HEMP, INC. (Registrant)

DATE: December 15, 2020	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer