Form 10-Q
period 2020-03-31
Generation Hemp, Inc.
filed 2021-01-29
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-55019

GENERATION HEMP, INC.

(Exact name of registrant as specified in its charter)

Colorado	26-3119496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5128 Horseshoe Trail
Dallas, Texas	75209
(Address of principal executive offices)	(Zip code)

(469) 209-6154

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	GENH	OTC MARKETS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 29, 2021, the registrant had 24,130,332 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in the Annual Report of Generation Hemp, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements may include statements about:

●	the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent Coronavirus Disease 2019, or COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events;
●	the marketability of our products;
●	financial condition and liquidity of our customers;
●	competition in the hemp markets;
●	industry and market conditions;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, banks and other financial counterparties;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities;
●	our future capital requirements and our ability to raise additional capital to finance our activities;
●	the future trading of our common stock;
●	legal and regulatory risks associated with OTC Markets;
●	our ability to operate as a public company;
●	our ability to protect our proprietary information;
●	general economic and business conditions; the volatility of our operating results and financial condition;
●	our ability to attract or retain qualified senior management personnel and research and development staff;
●	timing for completion of major acquisitions or capital projects;
●	our ability to obtain additional financing on favorable terms, if required, to complete acquisitions as currently contemplated or to fund the operations and growth of our business;
●	operating or other expenses or changes in the timing thereof;
●	compliance with stringent laws and regulations, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us; and
●	other risks identified in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement and speak only as of the date of this Quarterly Report. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$66,283	$101,337
Current assets of discontinued operations held for sale	25,743	20,835
Total Current Assets	92,026	122,172

Property and Equipment
Property and equipment	1,222,430	1,223,353
Accumulated depreciation	(54,822)	(32,322)
Total Property and Equipment, Net	1,167,608	1,191,031

Noncurrent assets of discontinued operations held for sale	1,188,147	1,196,161
Investment in common stock, at cost	9,340	32,959

Total Assets	$2,457,121	$2,542,323

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$1,023,515	$685,692
Accrued liabilities	253,573	269,410
Accrued interest – related parties	289,694	247,500
Notes payable – related parties	1,708,874	1,708,874
Mortgage payable	624,299	626,086
Common stock units issuable	50,000	-
Current liabilities of discontinued operations held for sale	1,334,470	1,315,581
Total Current Liabilities	5,284,425	4,853,143
Lease liability	17,513	44,333
Notes payable – related parties	150,000	-
Long-term liabilities of discontinued operations held for sale	122,634	119,657
Total Liabilities	5,574,572	5,017,133

Commitments and Contingencies

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 17,380,317 and 17,130,317 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6,083,480	6,029,328
Common stock warrants	3,472,794	3,426,946
Accumulated deficit	(17,434,602)	(16,722,036)
Generation Hemp equity	(2,902,825)	(2,290,259)
Noncontrolling interest	(214,626)	(184,551)
Total Equity (Deficit)	(3,117,451)	(2,474,810)

Total Liabilities and Equity (Deficit)	$2,457,121	$2,542,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2020	2019

Revenue	$22,500	$-

Costs and Expenses
Depreciation and amortization	22,884	3,268
Impairment expense	-	247,574
Merger and acquisition costs	86,011	47,397
General and administrative	569,856	537,925
Total costs and expenses	678,751	836,164

Operating loss	(656,251)	(836,164)

Other expense (income)
Interest and other income	(1)	(467)
Change in fair value of marketable security	23,619	187,569
Interest expense	69,516	47,179
Total other expense	93,134	234,281

Loss from continuing operations	(749,385)	(1,070,445)
Income from discontinued operations	6,744	2,267,448

Net (loss) income	(742,641)	1,197,003
Less: net loss attributable to noncontrolling interests	(30,075)	-
Net (loss) income attributable to Generation Hemp	$(712,566)	$1,197,003

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.04)	$(2.56)
Diluted	$(0.04)	$(2.56)
(Loss) income from discontinued operations
Basic	$0.00	$5.42
Diluted	$0.00	$0.03
Earnings (loss) per share
Basic	$(0.04)	$2.86
Diluted	$(0.04)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	EHR Series A Redeemable Preferred Stock		Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	(Deficit)

Balance at January 1, 2019	412,500	$9,118,691	6,328,948	$4,975,503	418,342	$889,697	$-	$(6,411,483)	$-	$(546,283)
Cancellation of Series A preferred stock in disposal of oil & gas property interests	(412,500)	(9,118,691)	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	1,197,003	-	1,197,003

Balance at March 31, 2019	-	$-	6,328,948	$4,975,503	418,342	$889,697	$-	$(5,214,480)	$-	$650,720

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Net loss	-	-	-	-	-	-	-	(712,566)	(30,075)	(742,641)

Balance at March 31, 2020	-	$-	6,328,948	$4,975,503	17,380,317	$6,083,480	$3,472,794	$(17,434,602)	$(214,626)	$(3,117,451)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(742,641)	$1,197,003
Income from discontinued operations	6,744	2,267,448
Net loss from continuing operations	(749,385)	(1,070,445)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	22,884	3,268
Loss on disposal of property and equipment	539	-
Impairment expense	-	247,574
Change in fair value of marketable securities	23,619	187,569
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	151,519
Accounts payable and accrued liabilities	337,360	287,882
Net cash from operating activities – continuing operations	(364,983)	(192,633)
Net cash from operating activities – discontinued operations	31,716	86,595
Net cash from operating activities	(333,267)	(106,038)

Cash Flows From Investing Activities
Additions to property and equipment	-	(158)
Proceeds from disposal of property and equipment	-	1,000
Net cash from investing activities – continuing operations	-	842
Net cash from investing activities – discontinued operations	-	(17,333)
Net cash from investing activities	-	(16,491)

Cash Flows From Financing Activities
Proceeds from third party for shares to be issued	50,000	-
Proceeds from issuance of common stock units	100,000	-
Proceeds from subordinated promissory note	150,000	-
Payment of note payable	(1,787)	-
Net cash from financing activities – continuing operations	298,213	-
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	298,213	-

Net change in cash	(35,054)	(122,529)

Cash, beginning of period	101,337	426,952
Cash, end of period	$66,283	$304,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BUSINESS

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

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR is an oil and gas exploration and production company whose core properties as of March 31, 2020 were located in (a) Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas and (b) certain areas of the Eagle Ford Shale Trend in Karnes County, Texas. EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County and a 28.125% interest in certain oil and gas and/or oil, gas and mineral leases, lands interests, and other properties located in Karnes County. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Going Concern and Management’s Plans – The Company is dependent upon obtaining additional funding to continue ongoing operations, pursue its new strategy and execute its acquisition plans. The Company currently has limited revenue.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Certain reclassifications have been made to the prior period’s consolidated financial statements and related footnotes to conform them to the current period presentation. Intercompany balances and transactions between consolidated entities are eliminated.

Common stock units issuable—From time to time, the Company accepts payment from investors for common stock unit subscriptions pursuant to approved offerings of securities. Amounts received before completion and closing of the offerings are reported as liabilities.

Fair Value Measurement—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and notes payable. The fair values of these instruments approximate their carrying amounts at each reporting date.

The Company’s non-financial assets measured at fair value on non-recurring basis include impairment measurements of oil and gas properties and the Company’s investment in common stock before it became publicly traded. These are considered Level 3 measurements as they involve significant unobservable inputs.

Major Customer and Concentration of Credit Risk—We have a limited number of customers. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of March 31, 2020 or December 31, 2019.

Our rental income is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at March 31, 2020 or December 31, 2019.

Recent Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a night-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases, Leases of mineral reserves and related land leases are exempted from the standard. The Company adopted ASU 2016-02 on January 1, 2019 and elected the package of practical expedients within the standard which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs, The Company made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities for the Company’s office lease totaling $279,111 on January 1, 2019.

3. DISCONTINUED OPERATIONS

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

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	March 31,	December 31,
	2020	2019
Assets
Accounts receivable -
Current assets of discontinued operations held for sale	$25,743	$20,835

Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	5,285,340	5,285,340
Accumulated DD&A	(4,097,193)	(4,089,179)
Total oil and gas properties, net of discontinued operations held for sale	1,188,147	1,196,161
Total assets of discontinued operations held for sale	$1,213,890	$1,216,996

Liabilities
Accrued liabilities	$109,766	$92,196
Asset retirement obligations	54,095	52,776
Revenue payable	70,609	70,609
Note payable	1,100,000	1,100,000
Current liabilities of discontinued operations held for sale	1,334,470	1,315,581

Asset retirement obligations -
Long term liabilities of discontinued operations held for sale	122,634	119,657
Total liabilities of discontinued operations held for sale	$1,457,104	$1,435,238

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended March 31,
	2020	2019
Revenue -
Oil and gas sales	$71,108	$288,940

Costs and Expenses
Lease operating expense	38,304	191,429
Depreciation, depletion & amortization	8,014	28,008
Accretion	4,296	21,076
Gain on disposal of oil & gas property interests	-	(1,666,790)
Impairment & abandonment	-	229,466
Mergers & acquisition costs	-	100,000
Total costs and expenses	50,614	(1,096,811)

Other income	-	(881,697)
Interest expense	13,750	-

Income from discontinued operations	$6,744	$2,267,448

2019 Disposal of Oil & Gas Property Interests—On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement (the “Agreement”) with Lubbock Energy Partners LLC (“LEP”)  wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1,666,790 within the loss from discontinued operations in the consolidated statements of operations. In May 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest.

Impairment of Oil & Gas Property Interests—In the fourth quarter of 2019, the Company’s oil and gas properties became impaired due to the market decline and the Company’s determination to exit the oil and gas business. The Company’s interest in the San Andres Acquisition #1 was determined to be fully impaired and its interest in the Gap Band property was determined to have a fair value of $1.2 million. Impairment expense totaling $3,730,678 was recorded in the fourth quarter of 2019 within the loss from discontinued operations in the consolidated statements of operations to reduce the carrying values of the Company’s oil and gas property interests to their estimated fair values.

4. NOTES PAYABLE—RELATED PARTIES

Senior Secured Promissory Note—On March 31, 2017, the Company entered into a subscription agreement under which we issued a $3,000,000 10% Senior Secured Promissory Note with an initial maturity of September 1, 2017 to Satellite Overseas (Holdings) Limited (“SOHL”), a stockholder of the Company’s common shares. The Senior Secured Promissory Note was funded through three equal monthly draws of $1 million made in April, May, and June 2017. Upon maturity, at the option of the holder, the Senior Secured Promissory Note may either become due and payable or convert into shares of common stock at 75% of the share price in a qualified equity offering. Upon an occurrence of an event of default, the interest rate of the Senior Secured Promissory Note escalates to 12%.

The Company and SOHL agreed to nine interim extensions of the maturity date. As extended, the maturity date was April 30, 2020. There have been no formal demands of repayment since this maturity.

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

The outstanding balance of the Senior Secured Promissory Note was $1,500,000 at March 31, 2020 and December 31, 2019. Accrued interest and fees on the Senior Secured Promissory Note were $285,000 and $247,500 at March 31, 2020 and December 31, 2019, respectively.

Convertible Promissory Note—In October 2019, HTF issued a convertible promissory note to EHR in exchange for EHR’s payment of HTF’s accounts payable and Transaction expenses. The convertible promissory note bears interest at 4% per annum and matures on November 1, 2021. Commencing 180 days subsequent to the date of the convertible promissory note, any portion or all of the principal and accrued interest payable is convertible by the holder at any time prior to payment into the common stock of the Company at a rate of $0.352 of principal and/or interest per share.

EHR distributed the convertible promissory note receivable to its shareholders prior to consummation of the Transaction. The outstanding balance owed by the Company under this convertible promissory note was $208,874 at March 31, 2020 and December 31, 2019.

Subordinated Promissory Note—Our CEO made advances totaling $150,000 during the first quarter of 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $4,694 at March 31, 2020.

5. OTHER INDEBTEDNESS

Mortgage Payable and Operating Lease—The Company is obligated under a mortgage payable, dated September 15, 2014 and as amended October 1, 2019, secured by its warehouse property located in Denver, Colorado. The note provides for a 25 year amortization period and an initial interest rate of 9% annually. As amended, the note matured on July 15, 2020 but was extended under terms of the amendment to January 15, 2021 after payment by the Company of a extension fee of 1% of the then outstanding principal. The rate during this first extension period is 10% annually and the monthly payment is $5,590. The maturity date may be subsequently extended at the Company’s option to July 15, 2021 after payment again of a extension fee of 1% of the then outstanding principal. The interest rate will increase to 11% annually if this extension is made.

As of March 31, 2020, the balance of the mortgage payable was $624,299 and the present maturity is January 15, 2021. As of December 31, 2019, the balance of the mortgage payable was $626,086.

The Company leases the Denver warehouse property to a tenant under an operating leases expiring June 30, 2021 for a monthly rent of $7,500. The lease requires the tenant reimburse us for property taxes and insurance and maintains the interior and exterior of the warehouse (except for the roof). Minimum future rents for the remainder of 2020 are $67,500 and for 2021 are $45,000.

6. COMMITMENTS AND CONTINGENCIES

Leases—On March 31, 2019, the Company abandoned its office lease. This office lease required monthly payments of $10,802 until its expiration on May 31, 2021. No rent payments have been made since abandonment. The lessor has made a claim for rent and the Company has made a counterclaim due to the premises being uninhabitable due to the actions of other tenants located on the floor. At March 31, 2020, the Company had accrued unpaid rent totaling $248,028.

Rent expense for the three months ended March 31, 2020 and 2019 totaled $3,825 and $46,737, respectively.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of two specific matters. We cannot estimate the ultimate outcome of these matters.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE is a wholly owned subsidiary of the Company and landlord of a commercial warehouse building that was leased to Grand Traverse on December 31, 2018 for a term of 61 months, with a personal guaranty from Defendant John Gallegos. On April 12, 2019, Grand Traverse presented JDONE with a forged, signed copy of the draft early termination amendment that JDONE had previously rejected. JDONE has suffered damages due to Defendant’s misconduct of $823,504 plus interest and attorney’s fees. A court ordered mediation was held in May 2020 without success. All material defendant motions have been denied by the court. The case is set for jury trial in calendar year 2021.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII”) vs. Energy Hunter Resources, Inc.

Plaintiff/Counterdefendant KBSIII is seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR has filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. The previous judge who entered the judgment has left the bench. A new judge has been appointed to this court and the Company has filed a motion for a new trial based upon erroneous amounts awarded in the summary judgment.

7. EQUITY

Issuance of common stock units—In February 2020, the Company issued 250,000 common units for $100,000. Each unit consisted of one share of common stock and a warrant for purchase of one common share for $0.40 per share. The warrant expires March 1, 2022 and contain certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price. Proceeds of this issuance were used for general corporate purposes.

The common stock issued in the exchange was valued using the traded price of the common stock on February 20, 2020. The warrants were valued at $45,848 using a binomial lattice valuation model using inputs as of the exchange date. Our expected volatility assumption was based on the historical volatility of the Company’s common stock (252%). The expected life assumption was based on the expiration date of the warrant (two years). The risk-free interest rate for the expected term of the warrant was based on the U.S.Treasury yield curve in effect at the time of measurement (1.39%). The warrants are classified within equity in the consolidated balance sheets. Under GAAP, the anti-dilution provisions will be accounted for if and when these provisions are triggered.

Common stock warrants outstanding—Following is a summary of warrants outstanding as of March 31, 2020:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued upon exchange of EHR Series C Preferred Stock(1)	7,244,319	$0.352	November 27, 2021	Cash
Issued upon exchange of EHR Series C Preferred Stock(1)	7,244,319	$0.352	November 27, 2021	Cashless
Issued in February 2020 with common stock units(2)	250,000	$0.400	March 1, 2022	Cash

(1)	May be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

8. INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods.

An income tax benefit for the three months ended March 31, 2020 was not recognized because the Company expects to incur a tax loss in the current year. This tax loss is expected to result in a net operating loss carryforward at year-end; which is expected to be fully offset by a valuation allowance.

The Company did not recognize any income tax benefit for the three months ended March 31, 2019 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

There were no uncertain tax positions as of March 31, 2020.

9. SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended March 31,
	2020	2019

Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Initial recognition of right to use asset and lease liabilities	-	279,111
Right of use asset amortization	-	31,537
Apply deposit against lease liability	-	10,690

10. EARNINGS (LOSS) PER SHARE

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended March 31,
	2020	2019
Amounts attributable to Generation Hemp:
Numerator
Net loss from continuing operations attributable to common stockholders	$(718,888)	$(1,070,445)
(Loss) income from discontinued operations	6,322	2,267,448
Net (loss) income attributable to common stockholders	$(712,566)	$1,197,003

Denominator
Weighted average shares used to compute basic EPS	17,242,955	418,342
Dilutive effect of preferred stock	75,947,376	75,947,376
Dilutive effect of common stock warrants	3,325,039	-
Weighted average shares used to compute diluted EPS	96,515,370	76,365,718

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.04)	$(2.56)
Diluted	$(0.04)	$(2.56)
(Loss) income from discontinued operations
Basic	$0.00	$5.42
Diluted	$0.00	$0.03
Earnings (loss) per share
Basic	$(0.04)	$2.86
Diluted	$(0.04)	$0.02

The computation of diluted earnings per common share excludes the assumed conversion of the Series A Preferred Stock and exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method.

11. SUBSEQUENT EVENTS

Paycheck Protection Program Loan— Congress created the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide forgivable loans to eligible small businesses facing economic hardship to retain U.S. employees on their payroll during the Coronavirus Disease 2019 (“COVID-19”) pandemic.

PPP loan recipients may be eligible to have their loans forgiven if the funds were used for eligible expenses over the eight-week coverage period commencing when the loan was originally disbursed. The amount of forgiveness may be reduced if the percentage of eligible expenses attributed to nonpayroll expenses exceeds 25% of the loan, if employee headcount decreases, or compensation decreases by more than 25% for each employee making less than $100,000 per year, unless the reduced headcount or compensation levels are restored.

On April 29, 2020, Generation Hemp, Inc. received disbursement of an approved PPP loan in the amount of $25,200. The Company anticipates that this entire disbursement amount will be forgiven under the current program requirements for forgiveness eligibility.

2020 Disposal of Gap Band Property Interest—In May 2020, LEP completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company estimates that a gain of approximately $24,000 will be recognized in the second quarter of 2020 as a result of this disposal.

Issuance of Subordinated Promissory Note to Our CEO—Our CEO made additional advances through 2020 under a subordinated promissory note due September 30, 2021. The total outstanding balance at January 29, 2021 was $490,000.

Issuance of Preferred Stock Units—On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans, Chief Executive Officer, an aggregate of 135 common stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50,000 shares of common stock of the Company.

The sale of the Preferred stock units for $10,000 each resulted in aggregate gross proceeds of approximately $1.35 million, before deducting estimated offering expenses payable by the Company. Substantially all of the proceeds raised in the offering were used to fund the acquisition of assets of Halcyon Thruput, LLC, expenses related thereto and for general corporate purposes.

Each share of Series B Preferred Stock is initially convertible into 25,000 shares of common stock, subject to adjustment. Holders of Series B Preferred Stock are entitled to receive dividends of 6.00% per annum based on the stated value equal to $10,000 per share. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the related certificate of designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of its common stock, (e) enter into any agreement with respect to any of the foregoing, or (f) pay cash dividends or distributions on any equity securities of the Company other than pursuant to the terms of the its outstanding Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Beginning the later of June 30, 2021 or the effectiveness of any registration statement registering the underlying common shares, all or any portion of the Series B Preferred Stock may be converted, at their holder’s option, into 25,000 shares of common stock, as adjusted for any stock dividends, splits, combinations or similar events.

At any time after the occurrence of a “Qualifying Event,” the Company, upon 5-day written notice, shall have the right to cause each share of Series B Preferred Stock (and all accrued in-kind dividends with respect thereto) to be converted into common stock. For purposes this automatic conversion of the Series B Preferred Stock, a “Qualifying Event” shall have occurred if (A) (1) the rolling five (5)-trading day volume-weighted average trading price of shares of the common stock exceeds $1.00, and (2) there shall be an effective registration statement under the Securities Act of 1933, as amended covering all of the shares of common stock which would be issuable upon conversion of all of the outstanding shares of Series B Preferred Stock or (B) the Company closes a firm commitment underwriting of the common stock on a Form S-1 Registration Statement with aggregate gross proceeds of at least $5,000,000 at a price per share equal to or greater than $1.00.

The Series B Preferred Stock may be redeemed by the Company for its stated value, plus accrued and unpaid dividends, at any time. On March 31, 2021, and June 30, 2021, September 30, 2021, December 31, 2021, a payment of 12.5% of the total amount of Series B Preferred Stock then outstanding plus accrued dividends will be due from the Company to each Holder of Series B Preferred Stock as a partial redemption by the Company of such Holder.

Each warrant is exercisable until the 24-month anniversary of the date of issuance at an exercise price of $0.352 per share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction. The warrants may only be exercised for cash.

Issuance of Subordinated Promissory Note and Warrants to Investor—On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The subordinated note and accrued and unpaid interest are due September 30, 2021. The Company will make payments of principal of $250,000 on March 30 and September 30, 2021.

If at any time prior to September 30, 2021, the Company raises new equity capital in the amount of $5,000,000 or more, then within five (5) business days of closing, repayment of all outstanding principal and interest on the Subordinated Note will be due.

In addition, the holder of the Subordinated Note received a warrant to purchase 500,000 shares of Common Stock on terms and conditions substantially similar to those provided in the above described warrant.

Acquisition of Assets of Halcyon Thruput, LLC—On January 11, 2021, the Company completed the acquisition of 100% of the assets of Halcyon Thruput, LLC (“Halcyon Thruput”) pursuant to the Asset Purchase Agreement dated March 7, 2020, as amended on January 11, 2021. The purchase consideration totaled approximately $5.1 million consisting of 6,250,000 shares of Company common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year), $1.75 million in cash, a promissory note for $850 thousand issued by the Company’s subsidiary, GenH Halcyon Acquisition, LLC, and guaranteed by Gary C. Evans, CEO of the Company, and assumption of approximately $1.0 million of new indebtedness of Halcyon Thruput.

The Company will continue Halcyon Thruput’s business of providing post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at its 48,000 square foot facility located in Hopkinsville, Kentucky.

Concurrent with the closing of the asset acquisition, the Company entered into term employment agreements with Jack Sibley and Watt Stephens to serve as Vice Presidents of GenH Halcyon Acquisition, LLC for a term of at least two years. The term employment agreements each provide for the issuance of 250,000 shares of restricted common stock of the Company as a signing bonus. Such shares are subject to restrictions on the trading or transfer of such common stock as described therein.

Further, the term employment agreements each provide for the payment by the executives of liquidated damages if the employee terminates his employment without good reason during the initial term, other than due to the employee’s death or disability. Such liquidated damages total $600,000 if such termination occurs on or prior to January 11, 2022 or $375,000 if such termination occurs after January 11, 2022 and prior to January 11, 2023.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report, as well as the financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and in our Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a holding company active within the “hemp” space. We were initially incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, we completed the Transaction with Energy Hunter Resources, Inc. (“EHR”). As part of the Transaction, we changed our name from Home Treasure Finders, Inc. to Generation Hemp, Inc.

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

We own approximately 94% of the issued and outstanding common stock of EHR. At December 31, 2019, EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County and a 28.125% interest in certain oil and gas and/or oil, gas and mineral leases, lands interests, and other properties located in Karnes County. EHR’s oil & gas activities are currently held for sale and are presented in the consolidated financial statements as discontinued operations for each of the periods presented.

In May 2020, Lubbock Energy Partners LLC (“LEP”)  completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property in Karnes County due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company estimates that a gain of approximately $24,000 will be recognized in the second quarter of 2020 as a result of this disposal.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The net loss for the three months ended March 31, 2020 was $742 thousand as compared with net income of $1.2 million for the same period of 2019. The loss in the 2020 period was principally caused by the Company’s anticipated exit from oil & gas activities as discussed further below and pending expansion of our new business activities.

The Company reports its oil & gas activities as discontinued operations. Income from discontinued operations was $7 thousand for the three months ended March 31, 2020 as compared with income of $2.3 million in the 2019 period. We recognized a gain on partial disposal of our oil & gas properties of $1.7 million in the three months ended March 31, 2019. Since that disposal and with continued downturns in oil & gas pricing and production for our remaining property interests, results of operations for the Company’s oil & gas activities have been significantly reduced.

The Company’s continuing operations were limited in each period to merger and acquisition activities including preparing for and closing the Transaction in 2019 and the pending Halcyon Thruput, LLC transaction in 2020. The Company has incurred significant professional fees for the preparation and audits or reviews of financial statements included in SEC filings.

Revenue. Revenue from continuing operations is presently limited. The Company leases its Denver warehouse under a lease for $7,500 per month.

Impairment Expense. The Company recognized a $247 thousand impairment of its right-to-use asset for leased office space in the first quarter of 2019.

Merger and Acquisition Costs. We incurred $86 thousand of costs for evaluating acquisition opportunities during the three months ended March 31, 2020 and $47 thousand in such expenses in the comparable 2019 period. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $570 thousand for the three months ended March 31, 2020 as compared with $538 thousand in 2019 period. Approximately two-thirds of these expenses were for professional fees for the preparation and audits or reviews of our financial statements included in SEC filings.

Depreciation and Amortization. Total depreciation and amortization expense was not significant in the 2020 or 2019 periods. We expect higher levels of depreciation expense as our asset base grows.

Other Income/Expense. Total other expense was $93 thousand for the three months ended March 31, 2020 as compared with $234 thousand for the comparable 2019 period. The largest item of total other expense is the change in fair value of the marketable security investment we hold. This publicly traded security is marked to market each balance sheet date.

Income from Discontinued Operations. In the three months ended March 31, 2019, we recognized income from discontinued operations of $2.3 million as compared with $7 thousand in the three months ended March 31, 2020. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements—Note 3—Discontinued Operations.”

On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement (the “Agreement”) with LEP wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1.7 million within income from discontinued operations in the first quarter of 2019. In May 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest. The Company estimates that a gain of approximately $24,000 will be recognized in the second quarter of 2020 as a result of this foreclosure.

We recognized other income of $882 thousand in 2019 as part of discontinued operations for option and promote fees on oil & gas property interest transactions with third parties. We do not expect such activities in the future.

Since the March 1, 2019 disposal and with continued downturns in oil & gas pricing and production for our remaining property interests, results of operations for the Company’s oil & gas activities have been significantly reduced. As a result, the Company recorded a substantial impairment of its oil and gas properties in the fourth quarter of 2019.

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

Cash flow information from continuing operations was as follows:

●	Cash used in operating activities during the three months ended March 31, 2020 was $365 thousand as compared with $193 thousand for the same period of 2019.
●	Net cash used in investing activities was not significant in either period.
●	Cash flows from financing activities were $298 thousand for the three months ended March 31, 2020, which was primarily due to net borrowings and private placements of common stock units during the period. There were no cash flows from financing activities in the comparable period of 2019.

Cash flow information from discontinued operations was as follows:

●	Cash flows from operating activities totaled $32 thousand during the 2020 period as compared with $87 thousand in 2019. The decline from the prior year primarily resulting from the lower oil & gas operating results.
●	Net cash used in investing activities was $17 thousand for the three months ended March 31, 2019. We had no cash flows from investing activities in the current year as we significantly curtailed oil & gas development efforts in 2019 as we were making our decision to exit this business.
●	There were no cash flows from financing activities in the three months ended March 31, 2020 or 2019.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we grow our hemp business.

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

Indebtedness

The Company’s indebtedness at March 31, 2020 is presented in Item I, “Financial Statements—Note 4—Notes Payable—Related Parties” and in Item I, “Financial Statements—Note 5—Other Indebtedness.”

We have also secured additional funding including certain indebtedness as discussed in Item I, “Financial Statements—Note 11—Subsequent Events.”

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective due to the following material weaknesses.

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

We continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting since the year ended December 31, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of December 31, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report.

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed herewith.
**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

January 29, 2021	By:	Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer