Form 10-Q
period 2020-06-30
Generation Hemp, Inc.
filed 2021-01-29
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Forward-looking statements may include statements about:

•	the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent Coronavirus Disease 2019, or COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events;
•	the marketability of our products;
•	financial condition and liquidity of our customers;
•	competition in the hemp markets;
•	industry and market conditions;
•	purchases by major customers and our ability to renew sales contracts;
•	credit and performance risks associated with customers, suppliers, banks and other financial counterparties;
•	availability, timing of delivery and costs of key supplies, capital equipment or commodities;
•	our future capital requirements and our ability to raise additional capital to finance our activities;
•	the future trading of our common stock;
•	legal and regulatory risks associated with OTC Markets;
•	our ability to operate as a public company;
•	our ability to protect our proprietary information;
•	general economic and business conditions; the volatility of our operating results and financial condition;
•	our ability to attract or retain qualified senior management personnel and research and development staff;
•	timing for completion of major acquisitions or capital projects;
•	our ability to obtain additional financing on favorable terms, if required, to complete acquisitions as currently contemplated or to fund the operations and growth of our business;
•	operating or other expenses or changes in the timing thereof;
•	compliance with stringent laws and regulations, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
•	potential legal proceedings and regulatory inquiries against us; and
•	other risks identified in this Quarterly Report that are not historical.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$14,528	$101,337
Current assets of discontinued operations held for sale	-	20,835
Total Current Assets	14,528	122,172

Property and Equipment
Property and equipment	1,222,430	1,223,353
Accumulated depreciation	(70,861)	(32,322)
Total Property and Equipment, Net	1,151,569	1,191,031

Noncurrent assets of discontinued operations held for sale	-	1,196,161
Investment in common stock, at cost	16,397	32,959

Total Assets	$1,182,494	$2,542,323

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$1,092,049	$685,692
Accrued liabilities	279,730	269,410
Accrued interest – related parties	338,766	247,500
Notes payable – related parties	1,708,874	1,708,874
Mortgage payable	622,471	626,086
Common stock units issuable	50,000	-
Current liabilities of discontinued operations held for sale	128,081	1,315,581
Total Current Liabilities	4,219,971	4,853,143
Lease liability	-	44,333
Notes payable – related parties	205,000	-
SBA PPP loan	25,200	-
Long-term liabilities of discontinued operations held for sale	119,346	119,657
Total Liabilities	4,569,517	5,017,133

Commitments and Contingencies

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 17,380,317 and 17,130,317 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6,083,480	6,029,328
Common stock warrants	3,472,794	3,426,946
Accumulated deficit	(17,694,887)	(16,722,036)
Generation Hemp equity	(3,163,110)	(2,290,259)
Noncontrolling interest	(223,913)	(184,551)
Total Equity (Deficit)	(3,387,023)	(2,474,810)

Total Liabilities and Equity (Deficit)	$1,182,494	$2,542,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenue	$22,500	$-	$45,000	$-

Costs and Expenses
Depreciation and amortization	16,039	3,266	38,923	6,534
Impairment expense	-	-	-	247,574
Merger and acquisition costs	7,013	130,358	93,024	177,755
General and administrative	204,981	78,686	774,837	616,611
Total costs and expenses	228,033	212,310	906,784	1,048,474

Operating loss	(205,533)	(212,310)	(861,784)	(1,048,474)

Other expense (income)
Interest and other income	-	(342)	(1)	(809)
Change in fair value of marketable security	(7,057)	37,110	16,562	224,679
Interest expense	66,884	39,280	136,400	86,459
Total other expense	59,827	76,048	152,961	310,329

Loss from continuing operations	(265,360)	(288,358)	(1,014,745)	(1,358,803)
(Loss) income from discontinued operations	(4,212)	(4,774)	2,532	2,262,674

Net (loss) income	(269,572)	(293,132)	(1,012,213)	903,871
Less: net loss attributable to noncontrolling interests	(9,287)	-	(39,362)	-
Net (loss) income attributable to Generation Hemp	$(260,285)	$(293,132)	$(972,851)	$903,871

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.01)	$(0.69)	$(0.06)	$(3.25)
Diluted	$(0.01)	$(0.69)	$(0.06)	$(3.25)
(Loss) income from discontinued operations
Basic	$(0.00)	$(0.01)	$0.00	$5.41
Diluted	$(0.00)	$(0.01)	$0.00	$0.03
Earnings (loss) per share
Basic	$(0.01)	$(0.70)	$(0.06)	$2.16
Diluted	$(0.01)	$(0.70)	$(0.06)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	EHR Series A Redeemable Preferred Stock		Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	Equity (Deficit)

Balance at January 1, 2019	412,500	$9,118,691	6,328,948	$4,975,503	418,342	$889,697	$-	$(6,411,483)	$-	$(546,283)
Cancellation of Series A preferred stock in disposal of oil & gas property interests	(412,500)	(9,118,691)	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	1,197,003	-	1,197,003
Balance at March 31, 2019	-	-	6,328,948	4,975,503	418,342	889,697	-	(5,214,480)	-	650,720
Net loss	-	-	-	-	-	-	-	(293,132)	-	(293,132)

Balance at June 30, 2019	-	$-	6,328,948	$4,975,503	418,342	$889,697	$-	$(5,507,612)	$-	$357,588

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Net loss	-	-	-	-	-	-	-	(712,566)	(30,075)	(742,641)
Balance at March 31, 2020	-	-	6,328,948	4,975,503	17,380,317	6,083,480	3,472,794	(17,434,602)	(214,626)	(3,117,451)
Net loss	-	-	-	-	-	-	-	(260,285)	(9,287)	(269,572)

Balance at June 30, 2020	-	$-	6,328,948	$4,975,503	17,380,317	$6,083,480	$3,472,794	$(17,694,887)	$(223,913)	$(3,387,023)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(1,012,213)	$903,871
Income from discontinued operations	2,532	2,262,674
Net loss from continuing operations	(1,014,745)	(1,358,803)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	38,923	6,534
Loss on disposal of property and equipment	539	-
Impairment expense	-	247,574
Change in fair value of marketable securities	16,562	224,679
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	168,019
Accounts payable and accrued liabilities	463,610	339,437
Net cash from operating activities – continuing operations	(495,111)	(372,560)
Net cash from operating activities – discontinued operations	31,717	14,847
Net cash from operating activities	(463,394)	(357,713)

Cash Flows From Investing Activities
Additions to property and equipment	-	(396)
Proceeds from disposal of property and equipment	-	1,000
Net cash from investing activities – continuing operations	-	604
Net cash from investing activities – discontinued operations	-	(17,333)
Net cash from investing activities	-	(16,729)

Cash Flows From Financing Activities
Proceeds from third party for shares to be issued	50,000	-
Proceeds from issuance of common stock units	100,000	-
Proceeds from SBA PPP loan	25,200	-
Proceeds from subordinated promissory note	205,000	-
Payment of note payable	(3,615)	-
Net cash from financing activities – continuing operations	376,585	-
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	376,585	-

Net change in cash	(86,809)	(374,442)

Cash, beginning of period	101,337	426,952
Cash, end of period	$14,528	$52,510

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

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR is an oil and gas exploration and production company whose core properties as of June 30, 2020 were located in the Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

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

Major Customer and Concentration of Credit Risk—We have a limited number of customers. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of June 30, 2020 or December 31, 2019.

Our rental income is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at June 30, 2020 or December 31, 2019.

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

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	June 30,	December 31,
	2020	2019
Assets
Accounts receivable -
Current assets of discontinued operations held for sale	$-	$20,835

Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	1,874,849	5,285,340
Accumulated DD&A	(1,874,849)	(4,089,179)
Total oil and gas properties, net of discontinued operations held for sale	-	1,196,161
Total assets of discontinued operations held for sale	$-	$1,216,996

Liabilities
Accrued liabilities	$20,517	$92,196
Asset retirement obligations	55,447	52,776
Revenue payable	52,117	70,609
Note payable	-	1,100,000
Current liabilities of discontinued operations held for sale	128,081	1,315,581

Asset retirement obligations -
Long term liabilities of discontinued operations held for sale	119,346	119,657
Total liabilities of discontinued operations held for sale	$247,427	$1,435,238

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue -
Oil and gas sales	$9,217	$78,447	$80,325	$367,387

Costs and Expenses
Lease operating expense	22,033	45,796	60,337	237,225
Depreciation, depletion & amortization	1,928	19,709	9,942	47,717
Accretion	4,309	3,966	8,605	25,042
Gain on disposal of oil & gas property interests	(24,008)	-	(24,008)	(1,666,790)
Impairment & abandonment	-	-	-	229,466
Mergers & acquisition costs	-	-	-	100,000
Total costs and expenses	4,262	69,471	54,876	(1,027,340)

Other income	-	-	-	(881,697)
Interest expense	9,167	13,750	22,917	13,750

Income from discontinued operations	$(4,212)	$(4,774)	$2,532	$2,262,674

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

2020 Disposal of Gap Band Property Interest—In May 2020, LEP completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company recognized a gain of $24,008 in the second quarter of 2020 as a result of this disposal.

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

The Company and SOHL agreed to nine interim extensions of the maturity date. As extended, the maturity date was April 30, 2020. There have been no formal demands of repayment since this maturity. The interest rate of the Senior Secured Promissory Note is 12%.

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

The outstanding balance of the Senior Secured Promissory Note was $1,500,000 at June 30, 2020 and December 31, 2019. Accrued interest and fees on the Senior Secured Promissory Note were $327,500 and $247,500 at June 30, 2020 and December 31, 2019, respectively.

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

EHR distributed the convertible promissory note receivable to its shareholders prior to consummation of the Transaction. The outstanding balance owed by the Company under this convertible promissory note was $208,874 at June 30, 2020 and December 31, 2019.

Subordinated Promissory Note—Our CEO made advances totaling $205,000 during the first six months of 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $11,266 at June 30, 2020.

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

As of June 30, 2020, the balance of the mortgage payable was $622,471 and the present maturity is January 15, 2021. As of December 31, 2019, the balance of the mortgage payable was $626,086.

The Company leases the Denver warehouse property to a tenant under an operating leases expiring June 30, 2021 for a monthly rent of $7,500. The lease requires the tenant reimburse us for property taxes and insurance and maintains the interior and exterior of the warehouse (except for the roof). Minimum future rents for the remainder of 2020 are $45,000 and for 2021 are $45,000.

Paycheck Protection Program Loan— Congress created the Payroll Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide forgivable loans to eligible small businesses facing economic hardship to retain U.S. employees on their payroll during the Coronavirus Disease 2019 (“COVID-19”) pandemic.

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

6. COMMITMENTS AND CONTINGENCIES

Leases—On March 31, 2019, the Company abandoned its office lease. This office lease required monthly payments of $10,802 until its expiration on May 31, 2021. No rent payments have been made since abandonment. The lessor has made a claim for rent and the Company has made a counterclaim due to the premises being uninhabitable due to the actions of other tenants located on the floor. At June 30, 2020, the Company had accrued unpaid rent totaling $252,583.

Rent expense for the three and six months ended June 30, 2020 totaled $4,555 and $8,380, respectively. Rent expense for the three and six months ended June 30, 2019 totaled $8,339 and $55,076, respectively.

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

Common stock warrants outstanding—Following is a summary of warrants outstanding as of June 30, 2020:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,319	$0.352	November 27, 2021	Cash
Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,319	$0.352	November 27, 2021	Cashless
Issued in February 2020 with common stock units (2)	250,000	$0.400	March 1, 2022	Cash

(1)	May be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

8. INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods.

An income tax benefit for the three or six months ended June 30, 2020 was not recognized because the Company expects to incur a tax loss in the current year. This tax loss is expected to result in a net operating loss carryforward at year-end; which is expected to be fully offset by a valuation allowance.

The Company did not recognize any income tax benefit for the three or six months ended June 30, 2019 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

There were no uncertain tax positions as of June 30, 2020.

9. SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months ended June 30,
	2020	2019

Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Initial recognition of right to use asset and lease liabilities	-	279,111
Right of use asset amortization	-	31,537
Apply deposit against lease liability	-	10,690

10. EARNINGS (LOSS) PER SHARE

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Amounts attributable to Generation Hemp:
Numerator
Net loss from continuing operations attributable to common stockholders	$(256,337)	$(288,358)	$(975,224)	$(1,358,803)
(Loss) income from discontinued operations	(3,948)	(4,774)	2,373	2,262,674
Net (loss) income attributable to common stockholders	$(260,285)	$(293,132)	$(972,851)	$903,871

Denominator
Weighted average shares used to compute basic EPS	17,380,317	418,342	17,311,636	418,342
Dilutive effect of preferred stock	75,947,376	75,947,376	75,947,376	75,947,376
Dilutive effect of common stock warrants	-	-	743,784	-
Weighted average shares used to compute diluted EPS	93,327,693	76,365,718	94,002,796	76,365,718

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.01)	$(0.69)	$(0.06)	$(3.25)
Diluted	$(0.01)	$(0.69)	$(0.06)	$(3.25)
(Loss) income from discontinued operations
Basic	$(0.00)	$(0.01)	$0.00	$5.41
Diluted	$(0.00)	$(0.01)	$0.00	$0.03
Earnings (loss) per share
Basic	$(0.01)	$(0.70)	$(0.06)	$2.16
Diluted	$(0.01)	$(0.70)	$(0.06)	$0.01

The computation of diluted earnings per common share excludes the assumed conversion of the Series A Preferred Stock and exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method. A total of 14,601,275 outstanding warrants are excluded from the computation of diluted shares for the three months ended June 30, 2020 because their effect would be anti-dilutive. A total of 181,319 warrants were similarly excluded in the computation for the six months ended June 30, 2020.

11. SUBSEQUENT EVENTS

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

At any time after the occurrence of a “Qualifying Event,” the Company, upon 5-day written notice, shall have the right to cause each share of Series B Preferred Stock (and all accrued in-kind dividends with respect thereto) to be converted into common stock. For purposes this automatic conversion of the Series B Preferred Stock, a "Qualifying Event" shall have occurred if (A) (1) the rolling five (5)-trading day volume-weighted average trading price of shares of the common stock exceeds $1.00, and (2) there shall be an effective registration statement under the Securities Act of 1933, as amended covering all of the shares of common stock which would be issuable upon conversion of all of the outstanding shares of Series B Preferred Stock or (B) the Company closes a firm commitment underwriting of the common stock on a Form S-1 Registration Statement with aggregate gross proceeds of at least $5,000,000 at a price per share equal to or greater than $1.00.

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

In May 2020, Lubbock Energy Partners LLC (“LEP”)  completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property in Karnes County due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company recognized a gain of $24,008 in the second quarter of 2020 as a result of this disposal.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The net loss for the three months ended June 30, 2020 was $260 thousand as compared with net loss of $293 thousand for the same period of 2019. The loss in the 2020 period was principally caused by the Company’s anticipated exit from oil & gas activities as discussed further below and pending expansion of our new business activities.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $4 thousand for the three months ended June 30, 2020 as compared with a loss of $5 thousand in the 2019 period.

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

Merger and Acquisition Costs. We incurred $7 thousand of costs for evaluating acquisition opportunities during the three months ended June 30, 2020 and $130 thousand in such expenses in the comparable 2019 period. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $205 thousand for the three months ended June 30, 2020 as compared with $79 thousand in 2019 period. Approximately two-thirds of these expenses were for professional fees for the preparation and audits or reviews of our financial statements included in SEC filings.

Depreciation and Amortization. Total depreciation and amortization expense was not significant in the 2020 or 2019 periods. We expect higher levels of depreciation expense as our asset base grows.

Other Income/Expense. Total other expense was $60 thousand for the three months ended June 30, 2020 as compared with $76 thousand for the comparable 2019 period. Higher levels of interest expense in the 2020 period were partially offset by the lower impact of the change in fair value of the marketable security we hold.

Income from Discontinued Operations. In the three months ended June 30, 2019, we recognized a loss from discontinued operations of $5 thousand as compared with $4 thousand in the three months ended June 30, 2020. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements—Note 3—Discontinued Operations.”

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

In May 2020, LEP completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property in Karnes County due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company recognized a gain of $24,008 in the second quarter of 2020 as a result of this disposal.

Until we fully dispose of our remaining oil & gas property interests, we expect that future revenues and costs will be substantially lower than incurred in previous periods as our ownership interests are lower and production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The net loss for the six months ended June 30, 2020 was $973 thousand as compared with net income of $904 thousand for the same period of 2019. The loss in the 2020 period was principally caused by the Company’s anticipated exit from oil & gas activities as discussed further below and pending expansion of our new business activities.

The Company reports its oil & gas activities as discontinued operations. Income from discontinued operations was $3 thousand for the six months ended June 30, 2020 as compared with income of $2.3 million in the 2019 period. We recognized a gain on partial disposal of our oil & gas properties of $1.7 million in the six months ended June 30, 2019. Since that disposal and with continued downturns in oil & gas pricing and production for our remaining property interests, results of operations for the Company’s oil & gas activities have been significantly reduced.

The Company’s continuing operations were limited in each period to merger and acquisition activities including preparing for and closing the Transaction in 2019 and the pending Halcyon transaction in 2020. The Company has incurred significant professional fees for the preparation and audits or reviews of financial statements included in SEC filings.

Revenue. Revenue from continuing operations is presently limited. The Company leases its Denver warehouse under a lease for $7,500 per month.

Impairment Expense. The Company recognized a $247 thousand impairment of its right-to-use asset for leased office space in the first quarter of 2019.

Merger and Acquisition Costs. We incurred $93 thousand of costs for evaluating acquisition opportunities during the six months ended June 30, 2020 and $178 thousand in such expenses in the comparable 2019 period. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $775 thousand for the six months ended June 30, 2020 as compared with $617 thousand in 2019 period. Approximately two-thirds of these expenses were for professional fees for the preparation and audits or reviews of our financial statements included in SEC filings.

Depreciation and Amortization. Total depreciation and amortization expense was not significant in the 2020 or 2019 periods. We expect higher levels of depreciation expense as our asset base grows.

Other Income/Expense. Total other expense was $153 thousand for the six months ended June 30, 2020 as compared with $310 thousand for the comparable 2019 period. Higher levels of interest expense in the 2020 period were partially offset by the lower impact of the change in fair value of the marketable security we hold.

Income from Discontinued Operations. In the six months ended June 30, 2019, we recognized income from discontinued operations of $2.3 million as compared with $3 thousand in the six months ended June 30, 2020. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements—Note 3—Discontinued Operations.”

On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement (the “Agreement”) with LEP wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1.7 million within income from discontinued operations in the first quarter of 2019. In May 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest. The Company recognized a gain of $24,008 in the second quarter of 2020 as a result of this disposal.

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

Cash flow information from continuing operations was as follows:

•	Cash used in operating activities during the six months ended June 30, 2020 was $495 thousand as compared with $373 thousand for the same period of 2019.
•	Net cash used in investing activities was not significant in either period.
•	Cash flows from financing activities were $377 thousand for the six months ended June 30, 2020, which was primarily due to net borrowings and private placements of common stock units during the period. There were no cash flows from financing activities in the comparable period of 2019.

Cash flow information from discontinued operations was as follows:

•	Cash flows from operating activities totaled $32 thousand during the 2020 period as compared with $15 thousand in 2019.
•	Net cash used in investing activities was $17 thousand for the six months ended June 30, 2019. We had no cash flows from investing activities in the current year as we significantly curtailed oil & gas development efforts in 2019 as we were making our decision to exit this business.
•	There were no cash flows from financing activities in the six months ended June 30, 2020 or 2019.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of our business, we are unable to estimate the amounts of increased capital outlays and operating expenses. Our future capital requirements will depend on many factors, including:

•	our success in identifying and making acquisitions of profitable operations;
•	our ability to negotiate operating contracts with growers and others within the hemp industry on favorable terms, if at all;
•	deriving revenue from our assets and operations; and
•	the cost of such operations and costs of being a public company.

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

Indebtedness

The Company’s indebtedness at June 30, 2020 is presented in Item I, “Financial Statements—Note 4—Notes Payable—Related Parties” and in Item I, “Financial Statements—Note 5—Other Indebtedness.”

We have also secured additional funding including certain indebtedness as discussed in Item I, “Financial Statements—Note 11—Subsequent Events.”

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements.

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

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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