Form 10-Q
period 2020-09-30
Generation Hemp, Inc.
filed 2021-01-29
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$82,766	$101,337
Current assets of discontinued operations held for sale	-	20,835
Total Current Assets	82,766	122,172

Property and Equipment
Property and equipment	1,222,430	1,223,353
Accumulated depreciation	(86,899)	(32,322)
Total Property and Equipment, Net	1,135,531	1,191,031

Noncurrent assets of discontinued operations held for sale	-	1,196,161
Investment in common stock, at cost	18,223	32,959

Total Assets	$1,236,520	$2,542,323

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$1,039,080	$685,692
Accrued liabilities	284,393	269,410
Accrued interest – related parties	389,995	247,500
Notes payable – related parties	2,048,874	1,708,874
Mortgage payable	614,346	626,086
Common stock units issuable	150,000	-
Current liabilities of discontinued operations held for sale	133,193	1,315,581
Total Current Liabilities	4,659,881	4,853,143
Lease liability	-	44,333
SBA PPP loan	25,200	-
Long-term liabilities of discontinued operations held for sale	122,222	119,657
Total Liabilities	4,807,303	5,017,133

Commitments and Contingencies

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 17,380,317 and 17,130,317 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6,083,480	6,029,328
Common stock warrants	3,472,794	3,426,946
Accumulated deficit	(17,873,743)	(16,722,036)
Generation Hemp equity	(3,341,966)	(2,290,259)
Noncontrolling interest	(228,817)	(184,551)
Total Equity (Deficit)	(3,570,783)	(2,474,810)

Total Liabilities and Equity (Deficit)	$1,236,520	$2,542,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue	$22,500	$-	$67,500	$-

Costs and Expenses
Depreciation and amortization	16,038	3,264	54,961	9,798
Impairment expense	-	-	-	247,574
Merger and acquisition costs	6,856	183,103	99,880	360,858
General and administrative	108,728	91,083	883,565	707,694
Total costs and expenses	131,622	277,450	1,038,406	1,325,924

Operating loss	(109,122)	(277,450)	(970,906)	(1,325,924)

Other expense (income)
Interest and other income	-	(154)	(1)	(963)
Change in fair value of marketable security	(1,826)	9,630	14,736	234,309
Interest expense	68,475	49,378	204,875	135,837
Total other expense	66,649	58,854	219,610	369,183

Loss from continuing operations	(175,771)	(336,304)	(1,190,516)	(1,695,107)
(Loss) income from discontinued operations	(7,989)	(47,232)	(5,457)	2,215,442

Net (loss) income	(183,760)	(383,536)	(1,195,973)	520,335
Less: net loss attributable to noncontrolling interests	(4,904)	-	(44,266)	-
Net (loss) income attributable to Generation Hemp	$(178,856)	$(383,536)	$(1,151,707)	$520,335

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.01)	$(0.65)	$(0.07)	$(3.74)
Diluted	$(0.01)	$(0.65)	$(0.07)	$(3.74)
(Loss) income from discontinued operations
Basic	$(0.00)	$(0.09)	$(0.00)	$4.89
Diluted	$(0.00)	$(0.09)	$(0.00)	$0.03
Earnings (loss) per share
Basic	$(0.01)	$(0.74)	$(0.07)	$1.15
Diluted	$(0.01)	$(0.74)	$(0.07)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	EHR Series A Redeemable Preferred Stock		Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	(Deficit)

Balance at January 1, 2019	412,500	$9,118,691	6,328,948	$4,975,503	418,342	$889,697	$-	$(6,411,483)	$-	$(546,283)
Cancellation of Series A preferred stock in disposal of oil & gas property interests	(412,500)	(9,118,691)	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	1,197,003	-	1,197,003
Balance at March 31, 2019	-	-	6,328,948	4,975,503	418,342	889,697	-	(5,214,480)	-	650,720
Net loss	-	-	-	-	-	-	-	(293,132)	-	(293,132)
Balance at June 30, 2019	-	-	6,328,948	4,975,503	418,342	889,697	-	(5,507,612)	-	357,588
Private placement of common stock	-	-	-	-	165,611	125,000	-	-	-	125,000
Series C convertible preferred stock issuance	-	-	34,000	850,000	-	-	-	-	-	850,000
Net loss	-	-	-	-	-	-	-	(383,536)	-	(383,536)

Balance at September 30, 2019	-	$-	6,362,948	$5,825,503	583,953	$1,014,697	$-	$(5,891,148)	$-	$949,052

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Net loss	-	-	-	-	-	-	-	(712,566)	(30,075)	(742,641)
Balance at March 31, 2020	-	-	6,328,948	4,975,503	17,380,317	6,083,480	3,472,794	(17,434,602)	(214,626)	(3,117,451)
Net loss	-	-	-	-	-	-	-	(260,285)	(9,287)	(269,572)
Balance at June 30, 2020	-	-	6,328,948	4,975,503	17,380,317	6,083,480	3,472,794	(17,694,887)	(223,913)	(3,387,023)
Net loss	-	-	-	-	-	-	-	(178,856)	(4,904)	(183,760)

Balance at September 30, 2020	-	$-	6,328,948	$4,975,503	17,380,317	$6,083,480	$3,472,794	$(17,873,743)	$(228,817)	$(3,570,783)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(1,195,973)	$520,335
Income from discontinued operations	(5,457)	2,215,442
Net loss from continuing operations	(1,190,516)	(1,695,107)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	54,961	9,798
Loss on disposal of property and equipment	539	-
Impairment expense	-	247,574
Change in fair value of marketable securities	14,736	234,309
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	182,295
Accounts payable and accrued liabilities	466,533	351,871
Net cash from operating activities – continuing operations	(653,747)	(669,260)
Net cash from operating activities – discontinued operations	31,716	37,976
Net cash from operating activities	(622,031)	(631,284)

Cash Flows From Investing Activities
Additions to property and equipment	-	(394)
Proceeds from disposal of property and equipment	-	1,000
Net cash from investing activities – continuing operations	-	606
Net cash from investing activities – discontinued operations	-	(17,333)
Net cash from investing activities	-	(16,727)

Cash Flows From Financing Activities
Proceeds from third party for shares to be issued	150,000	-
Proceeds from issuance of common stock units	100,000	-
Proceeds from private placement of common stock	-	125,000
Proceeds from Series C convertible preferred stock issuance	-	850,000
Proceeds from SBA PPP loan	25,200	-
Proceeds from subordinated promissory note	340,000	-
Payment of note payable	(11,740)	-
Net cash from financing activities – continuing operations	603,460	975,000
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	603,460	975,000

Net change in cash	(18,571)	326,989

Cash, beginning of period	101,337	426,952
Cash, end of period	$82,766	$753,941

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

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR is an oil and gas exploration and production company whose core properties as of September 30, 2020 were located in the Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR held an 8.0% interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

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

Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic, especially beginning in mid-March, and such impact has materially worsened to date in the second and third quarters. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.

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

Major Customer and Concentration of Credit Risk—We have a limited number of customers. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of September 30, 2020 or December 31, 2019.

Our rental income is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at September 30, 2020 or December 31, 2019.

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

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	September 30,	December 31,
	2020	2019
Assets
Accounts receivable -
Current assets of discontinued operations held for sale	$-	$20,835

Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	1,874,849	5,285,340
Accumulated DD&A	(1,874,849)	(4,089,179)
Total oil and gas properties, net of discontinued operations held for sale	-	1,196,161
Total assets of discontinued operations held for sale	$-	$1,216,996

Liabilities
Accrued liabilities	$24,242	$92,196
Asset retirement obligations	56,834	52,776
Revenue payable	52,117	70,609
Note payable	-	1,100,000
Current liabilities of discontinued operations held for sale	133,193	1,315,581

Asset retirement obligations -
Long term liabilities of discontinued operations held for sale	122,222	119,657
Total liabilities of discontinued operations held for sale	$255,415	$1,435,238

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue -
Oil and gas sales	$13,036	$50,044	$93,361	$417,431

Costs and Expenses
Lease operating expense	16,762	66,555	77,099	303,780
Depreciation, depletion & amortization	-	13,005	9,942	60,722
Accretion	4,263	3,966	12,868	29,008
Gain on disposal of oil & gas property interests	-	-	(24,008)	(1,666,790)
Impairment & abandonment	-	-	-	229,466
Mergers & acquisition costs	-	-	-	100,000
Total costs and expenses	21,025	83,526	75,901	(943,814)

Other income	-	-	-	(881,697)
Interest expense	-	13,750	22,917	27,500

Income from discontinued operations	$(7,989)	$(47,232)	$(5,457)	$2,215,442

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

The outstanding balance of the Senior Secured Promissory Note was $1,500,000 at September 30, 2020 and December 31, 2019. Accrued interest and fees on the Senior Secured Promissory Note were $372,500 and $247,500 at September 30, 2020 and December 31, 2019, respectively.

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

EHR distributed the convertible promissory note receivable to its shareholders prior to consummation of the Transaction. The outstanding balance owed by the Company under this convertible promissory note was $208,874 at September 30, 2020 and December 31, 2019.

Subordinated Promissory Note—Our CEO made advances totaling $340,000 during the first nine months of 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $17,495 at September 30, 2020.

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

As of September 30, 2020, the balance of the mortgage payable was $614,346 and the present maturity is January 15, 2021. As of December 31, 2019, the balance of the mortgage payable was $626,086.

The Company leases the Denver warehouse property to a tenant under an operating leases expiring June 30, 2021 for a monthly rent of $7,500. The lease requires the tenant reimburse us for property taxes and insurance and maintains the interior and exterior of the warehouse (except for the roof). Minimum future rents for the remainder of 2020 are $22,500 and for 2021 are $45,000.

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

6. COMMITMENTS AND CONTINGENCIES

Leases—On March 31, 2019, the Company abandoned its office lease. This office lease required monthly payments of $10,802 until its expiration on May 31, 2021. No rent payments have been made since abandonment. The lessor has made a claim for rent and the Company has made a counterclaim due to the premises being uninhabitable due to the actions of other tenants located on the floor. At September 30, 2020, the Company had accrued unpaid rent totaling $252,583.

Rent expense for the three and nine months ended September 30, 2020 totaled $0 and $8,380, respectively. Rent expense for the three and nine months ended September 30, 2019 totaled $5,904 and $60,980, respectively.

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

Common stock warrants outstanding—Following is a summary of warrants outstanding as of September 30, 2020:

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

An income tax benefit for the three or nine months ended September 30, 2020 was not recognized because the Company expects to incur a tax loss in the current year. This tax loss is expected to result in a net operating loss carryforward at year-end; which is expected to be fully offset by a valuation allowance.

The Company did not recognize any income tax benefit for the three or nine months ended September 30, 2019 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

There were no uncertain tax positions as of September 30, 2020.

9. SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended September 30,
	2020	2019

Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Initial recognition of right to use asset and lease liabilities	-	279,111
Right of use asset amortization	-	31,537
Apply deposit against lease liability	-	10,690

10. EARNINGS (LOSS) PER SHARE

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Amounts attributable to Generation Hemp:
Numerator
Net loss from continuing operations attributable to common stockholders	$(171,367)	$(336,304)	$(1,146,592)	$(1,695,107)
(Loss) income from discontinued operations	(7,489)	(47,232)	(5,115)	2,215,442
Net (loss) income attributable to common stockholders	$(178,856)	$(383,536)	$(1,151,707)	$520,335

Denominator
Weighted average shares used to compute basic EPS	17,380,317	520,949	17,500,308	452,920
Dilutive effect of preferred stock	75,947,376	75,947,376	75,947,376	75,947,376
Dilutive effect of common stock warrants	-	-	-	-
Weighted average shares used to compute diluted EPS	93,327,693	76,468,325	93,447,684	76,400,296

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.01)	$(0.65)	$(0.07)	$(3.74)
Diluted	$(0.01)	$(0.65)	$(0.07)	$(3.74)
(Loss) income from discontinued operations
Basic	$(0.00)	$(0.09)	$(0.00)	$4.89
Diluted	$(0.00)	$(0.09)	$(0.00)	$0.03
Earnings (loss) per share
Basic	$(0.01)	$(0.74)	$(0.07)	$1.15
Diluted	$(0.01)	$(0.74)	$(0.07)	$0.01

The computation of diluted earnings per common share excludes the assumed conversion of the Series A Preferred Stock and exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method. A total of 14,738,638 outstanding warrants are excluded from the computation of diluted shares for the three months ended September 30, 2020 because their effect would be anti-dilutive. A total of 14,693,018 warrants were similarly excluded in the computation for the nine months ended September 30, 2020. The computation for the three and nine months ended September 30, 2019 excluded 14,488,638 outstanding warrants.

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

Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic, especially beginning in mid-March, and such impact has materially worsened to date in the second and third quarters. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The net loss for the three months ended September 30, 2020 was $179 thousand as compared with net loss of $384 thousand for the same period of 2019. The loss in the 2020 period was principally caused by the Company’s anticipated exit from oil & gas activities as discussed further below and pending expansion of our new business activities.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $8 thousand for the three months ended September 30, 2020 as compared with a loss of $47 thousand in the 2019 period.

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

Merger and Acquisition Costs. We incurred $7 thousand of costs for evaluating acquisition opportunities during the three months ended September 30, 2020 and $183 thousand in such expenses in the comparable 2019 period. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $109 thousand for the three months ended September 30, 2020 as compared with $91 thousand in 2019 period. Approximately two-thirds of these expenses were for professional fees for the preparation and audits or reviews of our financial statements included in SEC filings.

Depreciation and Amortization. Total depreciation and amortization expense was not significant in the 2020 or 2019 periods. We expect higher levels of depreciation expense as our asset base grows.

Other Income/Expense. Total other expense was $67 thousand for the three months ended September 30, 2020 as compared with $59 thousand for the comparable 2019 period. Higher levels of interest expense in the 2020 period were partially offset by the lower impact of the change in fair value of the marketable security we hold.

Income from Discontinued Operations. In the three months ended September 30, 2019, we recognized a loss from discontinued operations of $47 thousand as compared with $8 thousand in the three months ended September 30, 2020. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements—Note 3—Discontinued Operations.”

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The net loss for the nine months ended September 30, 2020 was $1.2 million as compared with net income of $520 thousand for the same period of 2019. The loss in the 2020 period was principally caused by the Company’s anticipated exit from oil & gas activities as discussed further below and pending expansion of our new business activities.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $5 thousand for the nine months ended September 30, 2020 as compared with income of $2.2 million in the 2019 period. We recognized a gain on partial disposal of our oil & gas properties of $1.7 million in the nine months ended September 30, 2019. Since that disposal and with continued downturns in oil & gas pricing and production for our remaining property interests, results of operations for the Company’s oil & gas activities have been significantly reduced.

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

Merger and Acquisition Costs. We incurred $100 thousand of costs for evaluating acquisition opportunities during the nine months ended September 30, 2020 and $361 thousand in such expenses in the comparable 2019 period. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $884 thousand for the nine months ended September 30, 2020 as compared with $708 thousand in 2019 period. Approximately two-thirds of these expenses were for professional fees for the preparation and audits or reviews of our financial statements included in SEC filings.

Depreciation and Amortization. Total depreciation and amortization expense was not significant in the 2020 or 2019 periods. We expect higher levels of depreciation expense as our asset base grows.

Other Income/Expense. Total other expense was $220 thousand for the nine months ended September 30, 2020 as compared with $369 thousand for the comparable 2019 period. Higher levels of interest expense in the 2020 period were partially offset by the lower impact of the change in fair value of the marketable security we hold.

Income from Discontinued Operations. In the nine months ended September 30, 2019, we recognized income from discontinued operations of $2.2 million as compared with a loss of $5 thousand in the nine months ended September 30, 2020. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements—Note 3—Discontinued Operations.”

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

Cash flow information from continuing operations was as follows:

●	Cash used in operating activities during the nine months ended September 30, 2020 was $654 thousand as compared with $669 thousand for the same period of 2019.
●	Net cash used in investing activities was not significant in either period.
●	Cash flows from financing activities were $603 thousand and $975 thousand for the nine months ended September 30, 2020 and 2019, respectively, which was primarily due to net borrowings and private placements of common stock units during the periods.

Cash flow information from discontinued operations was as follows:

●	Cash flows from operating activities totaled $32 thousand during the 2020 period as compared with $38 thousand in 2019.
●	Net cash used in investing activities was $17 thousand for the nine months ended September 30, 2019. We had no cash flows from investing activities in the current year as we significantly curtailed oil & gas development efforts in 2019 as we were making our decision to exit this business.
●	There were no cash flows from financing activities in the nine months ended September 30, 2020 or 2019.

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

Indebtedness

The Company’s indebtedness at September 30, 2020 is presented in Item I, “Financial Statements—Note 4—Notes Payable—Related Parties” and in Item I, “Financial Statements—Note 5—Other Indebtedness.”

We have also secured additional funding including certain indebtedness as discussed in Item I, “Financial Statements—Note 11—Subsequent Events.”

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements.

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

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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