Form 10-K
period 2020-12-31
Generation Hemp, Inc.
filed 2021-03-31
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2020

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

Class: Common Stock, no par value

Ticker: GENH

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐   No ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $4,732,321.

At March 31, 2021, the registrant had 34,577,968 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about:

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

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this Report and the other reports and documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

Risks Related to Our Business

●	The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
●	There is substantial doubt that we will be able to continue as a going concern.
●	We have a history of significant losses, which we expect to continue, and we may never achieve nor maintain profitability.
●	A significant portion of our monthly cash flow derives from rental revenue derived from our industrial warehouse, which may prove uncollectable.
●	If we pursue an action for eviction, one or more tenants might cause physical damage to our real estate and/or fight an action for eviction, and/or refuse to vacate or otherwise undertake to block and/or slow our efforts to regain proper possession of our warehouse or to locate a suitable alternative tenant to re-lease our warehouse.
●	A tenant, present or former, may claim to have suffered damages and in connection with that belief, may elect to initiate and thereafter pursue one or more regulatory complaints or lawsuits against the Company, its management and subsidiaries.
●	We have a limited operating history and operate under the professional guidance of our Chairman and CEO.
●	We may be unable to manage our growth or implement our expansion strategy.
●	The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.
●	The loss of our current executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations.
●	Our Chief Executive Officer and sole director will have significant influence over us.
●	We have only one director who serves as our Chairman, President, Chief Executive Officer, and Chief Financial Officer, decisions which affect the company will be made by only one individual.
●	It is likely that conflicts of interest may arise in the day-to- day operations of our business. Such conflicts, if not properly resolved, could have a material negative impact on our business.
●	Adverse outcomes in future legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.
●	We will seek to expand through acquisitions of and investments in various brands, businesses, and assets in the Hemp sector. These acquisition activities may be unsuccessful or divert management’s attention.
●	We risk insolvency if revenues decline sharply and we are unable pay our bills and unable to timely locate and negotiate a suitable business combination or capital injection.
●	We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

●	Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business.
●	Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.
●	Our past failure to prepare and timely file our periodic reports with the SEC may limit our access to the public markets to raise debt or equity capital.
●	The Company will incur expenses in connection with its SEC filing requirements and may not be able to meet such costs, which could jeopardize its filing status with the SEC.

Risks Related to our Activities in the Legal Hemp Industry

●	We will be subject to a myriad of different laws and regulations governing hemp and our inability to comply with such laws in a cost-effective manner may have an adverse effect on our business and result of operations.
●	We have no operating history in the legal hemp or cannabis industry, which makes it difficult to accurately assess our future growth prospects.
●	Because we have only recently begun our legal hemp operations, we anticipate our operating expenses will increase prior to earning revenue from these operations.
●	Negative press from being in the hemp/cannabis space could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

●	Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.
●	Our operating results will be subject to fluctuations and our stock price may decline significantly.
●	There are restrictions on the transferability of certain of our securities.
●	A substantial number of our issued shares are or are being made available for sale on the open market. The resale of these securities might adversely affect our stock price.
●	If the Company uses its stock in acquisitions of other entities, there may be substantial dilution at the time of a transaction.
●	Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.
●	The Company currently plans move to a more advantageous trading market and then potentially uplist, to a national exchange, however, there is no assurance that we will be able to successfully move trading markets or uplist to a national exchange.
●	Because we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their stock to realize a return on their investment.
●	Our common stock is presently subject to the “Penny Stock” rules of the SEC.
●	If we fail to remain current on our reporting requirements, we could be removed from the OTC Pinks Current which would limit the ability of broker-dealers to sell our securities in the secondary market.
●	If we decide to implement a reverse stock split, a reverse stock split may decrease the liquidity of the shares of our common stock.

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

GENERATION HEMP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

PART I

Item 1. Business

Generation Hemp, formerly known as Home Treasure Finders, Inc. (“HTF”), was initially incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 68% of the common stock of Energy Hunter Resources, Inc. (“EHR”) through the issuance of 6,328,948 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”). Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate. The acquisition, together with the other transactions contemplated by the Stock Purchase Agreement, dated August 15, 2019 are referred to herein as the “Transaction”. In connection with the closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

The Transaction was accounted for as a reverse merger, whereby EHR is considered to be the accounting acquirer and became a majority-owned subsidiary of the Company. Accordingly, the Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of EHR prior to the reverse merger and in this and all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

Upon completion of the Transaction, Gary C. Evans, previous Chairman and Chief Executive Officer of Energy Hunter Resources, Inc., became Chairman of the Board of Directors and Chief Executive Officer of the Company.

In an exchange transaction also effective November 27, 2019, the Company acquired an additional 26% of the common stock of EHR through the issuance of common stock and warrants.

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR was formerly an oil and gas exploration and production company. As of December 31, 2020, EHR held an 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates of growing hemp companies that operate within a number of vertical businesses attractive to us and within the hemp supply chain. We presently generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado leased to a hemp seed company.

To fund our business activities, we have historically completed a number of private placements of equity and debt. We continue to seek additional private placements of our stock and debt. Our common shares are quoted on the OTC Markets under the symbol “GENH.”

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

We do not grow, distribute or sell any form of cannabis. We have no present plan to engage in such activities or obtain a license to do so, now, or in the future. We currently plan to only operate in the hemp space. We are in the process of expanding our operations into other states, predominantly Kentucky.

Acquisition of Assets of Halcyon Thruput, LLC

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon Thruput”) pursuant to the Asset Purchase Agreement dated March 7, 2020, as amended on January 11, 2021. The purchase consideration totaled approximately $5.1 million consisting of 6,250,000 shares of Company common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year), $1.75 million in cash, a promissory note for $850 thousand issued by the Company’s subsidiary, GenH Halcyon Acquisition, LLC, and guaranteed by Gary C. Evans, CEO of the Company, and assumption of approximately $1.0 million of new indebtedness of Halcyon Thruput. The Company was granted an option to purchase the real estate occupied by Halcyon Thruput for $993,000. This option is exercisable at any time before its expiration on January 11, 2022.

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

The Company will continue Halcyon Thruput’s business of providing post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at its 48,000 square foot facility located in Hopkinsville, Kentucky. The drying services technology greatly increases efficiency and capacity during harvest for farmers who need to quickly move harvested hemp while preserving the cannabinoid potency by providing scalable infrastructure essential to receive and process hemp with high moisture content (“wet”) quickly. Additionally, the Company will offer safe storage services for processed hemp, which enables farmers to maximize strategic market timing. The midstream business is fee income oriented, based upon a price per pound of material handled, and therefore is more protected from significant commodity price variations. The facility is able to process approximately 10,000 wet pounds per hour and in development are plans to scale up to 20,000 wet pounds per hour in order to meet market demands as licensed and harvested hemp acreage continues to dramatically increase across Kentucky and Tennessee.

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

The Company continues to implement a plan to become more diversified within the midstream market.  Our marketing efforts began with a grass roots approach in order to meet with farmers, growers, and seed operations that would benefit from midstream services.  To supplement the grass roots outreach, we built our online web presence to reflect our desire to educate, to become a contributor and part of the hemp community, and also to act as a pioneer company to connect investors in the U.S. public markets to a hemp education and platform that is dually informed.

We maintain and update our website and engage on social media platforms to market our ongoing hemp sector efforts.  We use globally distributed YouTube video ad campaigns to increase our brand awareness and encourage markets and the investment community to learn more about the hemp space. These videos have been played on several business sites such as CNBC, MSNBC, Fox News, Fox Business, Yahoo Finance, among others.  We have also begun to market a version of “Fireside Chats” from our Chairman and CEO to talk about various topics of interest in the hemp space.  These video segments will post on our social media platforms and they will also be used to create awareness campaigns that should have a global outreach.  In order to reach region specific growers/farmers in hemp, we have teed up direct mail marketing materials which prove effective for service markets within a specified radius.  These materials will serve as invitations to the farmers and growers in areas that the midstream services which we are acquiring will reach.  These are designed to add an identity to the midstream facility and provide an offer of help and partnership.  As we continue to become involved with additional verticals in the hemp supply chain, we will expand and tailor these marketing and advertising efforts to the specific needs of each segment. To date all marketing, ad creation, ad campaigns, and creative work has been done internally and with a very lean budget.

Competition

The hemp industry and hemp-based consumer product industry is highly competitive and fragmented in its nascency with numerous companies, consisting of publicly (mostly Canadian) and privately-owned companies. There are also large, well-funded companies beginning to emerge in the U.S. with a similar intention as Generation Hemp; to consolidate and vertically integrate along the hemp supply chain through acquisitions. These companies have indicated their intention to compete in the hemp industry and hemp-based product category. However, certain holding companies such as Acreage Holdings (domiciled in British Columbia) also include cannabis companies in their portfolio, whereas Generation Hemp is hemp only. We routinely evaluate internal and external opportunities to optimize value for shareholders through market research, strategic relationships and/or partnerships, and by asset acquisitions. Based upon our management team experience, we believe we are well-positioned to capitalize in the growing hemp industry and hemp-based product industry.

There are several companies developing hemp-based products and materials that will potentially displace existing products and materials sourced from less sustainable or less environmentally friendly sources. These hemp-based products are developing in the markets of textiles, building materials, biofuels, as food additives, skin care topicals and other therapeutics, and dietary supplements. Also, it is thought that cannabinoids derived from hemp can be used as therapeutics for a range of medical indications. The hemp-derived cannabinoid therapeutic market currently includes extracts of the hemp plant in several formulations, including proprietary formulations from several companies. These formulations include CBD and other cannabinoid such as,” CBG”, “CBC”, and “CBN” or a combination of several cannabinoids as the active ingredients. There are over one hundred different cannabinoids, therefore the market potential is only beginning to be realized. The therapeutics and supplement market are flooded with competition for hemp-based cannabinoid therapeutics. There are also companies that are using hemp-based cannabinoids as active ingredients in pharmaceutical formulations. Certain companies such as GW Pharmaceuticals plc have focused on plant-based CBD formulations; while other companies, such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc., have focused on synthetic CBD formulations.

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced and Committed Management Team. Gary C. Evans, our CEO, and other anticipated members of our senior management team have substantial experience in all aspects of growing a public company in a highly competitive sector, including acquisitions, dispositions, construction, development, management, finance and capital markets. Mr. Evans has previously been the Chairman and CEO of three different public companies that obtained financial success on the New York Stock Exchange. Additionally, he currently serves on the Board of Directors of a vaccine company traded on the NASDAQ having a $15 billion market capitalization.
●	Focus on Consolidating Atomized Industry. Our focus on revenue generating and positive cash flow businesses is a key part of our growth strategy. Moreover, we believe the beginning of an entire new industry creates numerous opportunities to evaluate and consolidate very fragmented businesses. Our ultimate goal of being a more fully integrated enterprise within the midstream sector will eventually give us control of very profitable values chain and separate us from most of our competition.
●	Demonstrated Investment and Capital Raising Acumen. We will continue to utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our management team’s extensive experience and relationships established in mergers and acquisitions over the past 35 years and over 100 separate transactions should enable us to identify, negotiate and close on acquisitions cost effectively, efficiently, and with shareholder interest first in mind.

Our Growth Strategy

Since the first harvests following the signing of the 2018 Farm Bill, the rush to capitalize on the hemp sector led to several pioneers launching a number of businesses within each vertical – many with very little capital resources available to them. Today:

●	The strong have survived
●	Hemp/CBD space is ripe for consolidation
●	Time for expansion and more vertical integration
●	Seasoned business professionals have now just begun to enter the space

Generation Hemp has taken a boots-on-the-ground approach to its analysis of the overall industry and due diligence on specific businesses. We believe there are significant opportunities to grow a vertically integrated hemp business by executing the following elements of our strategy:

●	rigorous, hands-on vetting process to enable our management to meet with target companies’ teams all across the country
●	site tours
●	verification of operations
●	in person discussions on operating activities
●	validation of historical financial results
●	stress testing of projections

Intellectual Property

As a company within the hemp industry, one of the fastest growing new industries in the United States, our current initial effort is to protect and distinguish our company and brand identity amidst other entities currently operating within and entering the space. One of our first steps to this end is registering both our company name and company logo with the U.S. Patent and Trademark Office, in each applicable Class.

Governmental Regulation

We are subject to local and federal laws in our operating jurisdictions. We will hold required licenses for product production and distribution to the extent that our business requires and will monitor changes in laws, regulations, treaties and agreements.

The Agriculture Improvement Act of 2018 known as the “2018 Farm Bill,” is United States federal legislation signed into law on December 20, 2018, which provides much of the legal framework for the hemp-based CBD product category. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. Some of the immediate impact from this legislation includes the ability for farmers to access crop insurance and U.S. Department of Agriculture programs for certification and competitive grants. While the DEA is now officially not involved in hemp regulation, the FDA retains its authority to regulate ingestible and topical products, including those that contain hemp and hemp extracts such as CBD.

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

Markets and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies. We believe that as awareness grows for the “green”, environmentally-friendly products derived from hemp/cannabis, the consumer market will continue to adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with certain components of hemp.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

Properties

Our industrial warehouse is located at 4430 Garfield Street, Denver, Colorado 80216 in an industrial neighborhood zoned for cannabis cultivation. Properties located in the 80216 zip code have recently had some of the highest appreciation rates in the Denver region due to significant infrastructure expenditures by governmental agencies. Numerous warehouses utilized for cannabis cultivation are located in this industrial district of Denver.

Employees

As of the date of this report we have one employee, Gary C. Evans our Chairman and CEO. We also utilize contract employees to provide certain specialized skills and expertise that may be required from time to time.

Item 1A. Risk Factors

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected.

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

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic beginning in the first quarter of 2020, and such impact has worsened since. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.

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

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. We have had substantial losses since inception and as of December 31, 2020, and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven. In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

We have a history of significant losses, which we expect to continue, and we may never achieve nor maintain profitability.

We have incurred significant net losses since our formation and may continue to incur net losses for the foreseeable future as we complete our acquisition efforts. We incurred net losses of $1.6 million and $8.1 million for the years ended December 31, 2020 and 2019, respectively. To date, we have not generated any significant revenues from the hemp business. If we are unsuccessful in implementing our strategic plan we may never become profitable.

A significant portion of our monthly cash flow derives from rental revenue derived from our industrial warehouse, which may prove uncollectable.

We carefully vet prospective tenants, and we obtain their personal guarantees as to payment and performance under the lease terms, when deemed necessary and appropriate.

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

During the past, the Company has experienced disagreements with certain previous warehouse tenants.  This has resulted in litigation against a prior tenant and its guarantor.  As of the date of this report, a single tenant is leasing our entire Garfield Street warehouse and that tenant has remained current on its lease obligations.

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

We have a limited operating history and operate under the professional guidance of our Chairman and CEO.

Our ability to achieve consistent cash flow and profitability depends upon the continued service of Gary C. Evans. Mr. Evans is our Chairman and CEO, largest shareholder, and the primary management level executive.

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

Limited private placement of restricted shares of our common stock has been completed from time to time when deemed necessary. Cash generated in prior years was used to acquire cannabis zoned real property, finance our office space and provide working capital.  Issuance of any additional securities pursuant to future fundraising activities undertaken may significantly dilute the ownership of existing shareholders and may reduce the price of our common stock.

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

Our Chief Executive Officer is currently the sole member of the Board of Directors and has the ability to influence our business affairs.

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

Our past failure to prepare and timely file our periodic reports with the SEC may limit our access to the public markets to raise debt or equity capital.

We did not file prior periodic reports within the timeframe required by the SEC. As such, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current and timely filer. If we wish to pursue an equity or debt offering within the next year, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner.

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

There are restrictions on the transferability of certain of our securities.

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

If the Company uses its stock in acquisitions of other entities, there may be substantial dilution at the time of a transaction.

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

As of December 31, 2020, our common shares are quoted on OTC Pinks Current. There is no cost of such quotation and related services from OTC Markets, Inc. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares.

The Company currently plans move to a more advantageous trading market and then potentially uplist, to a national exchange, however, there is no assurance that we will be able to successfully move trading markets or uplist to a national exchange.

We have completed our application and paid the required fees to graduate from the OTCPK market to the OTCQX Market. OTCQX provides investors with a U.S. public market to research and trade the shares of investor-focused companies. Graduating to the OTCQX Market would mark an important milestone for the Company. The Company believes that all OTCQX requirements have been met and is awaiting formal approval.

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

Companies trading on the Over the Counter Pinks must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Pinks. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Pinks or on the OTCQX, which may have an adverse material effect on the Company.

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

None.

Item 2. Properties

We own a 5,600 square foot warehouse located at 4430 Garfield Street, Denver, CO 80216. The facility is leased to a licensed grower of hemp seeds.

Item 3.  Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation may be asserted or commenced from time to time against the Company. With respect to claims and litigation currently asserted or commenced against the Company, it is the opinion of management that final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s financial condition or results of operations. Nevertheless, given the uncertainties of litigation, it is possible that certain types of claims, charges and litigation could have a material adverse impact on the Company; see Item 1A, “Risk Factors.” See Note 7 to the consolidated financial statements included in this annual report for additional information relating to legal matters.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is quoted on OTC Pinks Current under the symbol “GENH.” In the future, should we meet stringent qualifications and pay the required fee, we may seek to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Shareholders

As of the date of this report, there were 51 direct holders of our common shares as shown on the list maintained by our transfer agent. We may have a substantial number of additional shareholders who purchased their shares on OTCQB or Pink Current who hold shares in street name.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

At December 31, 2020, there were 22,988,638 warrants outstanding for the purchase of Company common stock. Refer to Note 9 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

Equity Compensation Plans

The Company has not adopted an equity-based management incentive compensation plan.

Recent Sales of Unregistered Securities

Since January 1, 2019, we have sold securities in private transactions without registering the securities under the Securities Act as shown below:

2019 Private Placement of Common Stock – In 2019, the Company sold 165,611 shares of common stock to three investors for an aggregate of $125,000 in cash through a private placement.

EHR Series C Preferred Stock – In the third quarter of 2019, EHR raised $850,000 of additional funding through the issuance of 34,000 shares of EHR Series C Preferred Stock. The EHR Series C Preferred Stock converted into 2,414,773 shares of EHR’s common stock upon completion of the Transaction. These common shares were initially accounted for as noncontrolling interests in EHR.

In an exchange transaction effective November 27, 2019, the Company acquired these noncontrolling interests representing approximately 26% of the ownership of EHR through the issuance of 2,414,773 shares of Company common stock and 14,488,638 warrants for the purchase of Company common stock. The warrants have an exercise price of $0.352 per share and expire on November 27, 2021. The warrants may be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30-days advanced notice should the weighted average price exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock. One-half of the warrants have a cashless exercise feature.

The common stock issued in the exchange was valued using the traded price of the common stock on November 27, 2019.

February 2020 Issuance of Common Stock Units—In February 2020, the Company issued 250,000 common units for $100,000. Each unit consisted of one share of common stock and a warrant for purchase of one common share for $0.40 per share. The warrant expires March 1, 2022 and contain certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price. Proceeds of this issuance were used for general corporate purposes.

The common stock issued in the exchange was valued using the traded price of the common stock on February 20, 2020. The warrants were valued at $45,848 using a binomial lattice valuation model using inputs as of the exchange date. Our expected volatility assumption was based on the historical volatility of the Company’s common stock (252%). The expected life assumption was based on the expiration date of the warrant (two years). The risk-free interest rate for the expected term of the warrant was based on the U.S. Treasury yield curve in effect at the time of measurement (1.39%). The warrants are classified within equity in the consolidated balance sheets. Under GAAP, the anti-dilution provisions will be accounted for if and when these provisions are triggered.

December 2020 Issuance of Series B Preferred Stock Units—On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans, Chief Executive Officer, an aggregate of 135 preferred stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50,000 shares of common stock of the Company.

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

Each warrant is exercisable until December 30, 2022 at an exercise price of $0.352 per share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction. The warrants may only be exercised for cash.

2021 Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 400,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance.

Warrant Exercises – In the first quarter of 2021, the Company received $3.0 million for the exercise of 8.4 million outstanding warrants.

Conversion of Convertible Promissory Note – On March 9, 2021, the convertible promissory note issued in October 2019 in favor of Gary C. Evans, together with accrued interest thereon, was converted into 618,660 common shares.

Contribution of Senior Secured Promissory Note – On March 9, 2021, the total principal, interest and accrued fees under the Senior Secured Promissory Note with to Satellite Overseas (Holdings) Limited ($1,942,500.00) was contributed to Company and exchanged into 1,000,000 common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of our equity securities.

Our Transfer Agent

We have retained Securities Transfer Corporation (“STC”), Plano, Texas, as transfer agent for our Common shares. Shareholders are responsible to contact STC to update their address. This may be done by contacting:

Securities Transfer Corporation

2901 N. Dallas Parkway, Suite 380

Plano, Texas 75093

Phone (469) 633-0101

Fax      (469) 633-0088

www.stctransfer.com

STC is responsible for all record-keeping and administrative functions in connection with our common shares.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition and contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Annual Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

At December 31, 2020, EHR held an 8% working interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County. EHR’s oil & gas activities are currently held for sale and are presented in the consolidated financial statements as discontinued operations for each of the periods presented.

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

How the Company Generates Revenue

We generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado leased to a hemp seed company.

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

Subsequent Acquisition of Assets of Halcyon Thruput, LLC

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon Thruput”). The Company will continue Halcyon Thruput’s business of providing post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at its 48,000 square foot facility located in Hopkinsville, Kentucky. Additionally, the Company will offer safe storage services for processed hemp, which enables farmers to maximize strategic market timing. The midstream business is fee income oriented, based upon a price per pound of material handled, and therefore is more protected from significant commodity price variations. The facility is able to process approximately 10,000 wet pounds per hour and in development are plans to scale up to 20,000 wet pounds per hour in order to meet market demands as licensed and harvested hemp acreage continues to dramatically increase across Kentucky and Tennessee.

Results of Operations

Years Ended December 31, 2020 and 2019

The net loss for the year ended December 31, 2020 was $1.6 million as compared with a net loss of $8.1 million for 2019. The larger loss in 2019 was principally caused by higher impairment expenses as discussed further below.

The Company reports its oil & gas activities as discontinued operations. The loss from discontinued operations was $34 thousand in 2020 as compared with $1.0 million in 2019.

The Company’s continuing operations were limited in 2020 and 2019 to merger and acquisition activities including preparing for and closing the Transaction and the pending acquisition of Halcyon Thruput. We are active within the “hemp” space and intent to grow by acquisition of businesses and assets within the hemp industry.

Revenue. Revenue from continuing operations was limited in 2020 and 2019. The Company leases its Denver warehouse under a lease for $7,500 per month. We recognized one month of rental revenue in 2019 since closing of the Transaction on November 27, 2019. We recognized rental revenue each month of 2020.

Depreciation and Amortization. Total depreciation and amortization expense was $71 thousand in 2020 and $16 thousand in 2019. We expect higher levels of depreciation expense as our asset base grows.

Impairment Expense. Goodwill totaling $5.0 million was recorded in the Transaction. An impairment analysis performed as of the date of closing showed that the recorded goodwill was fully impaired. As such, goodwill impairment expense of $5.0 million was recorded in 2019 subsequent to the Transaction. The Company also recognized a $247 thousand impairment of its right-to-use asset for leased office space in 2019.

Merger and Acquisition Costs. We incurred $100 thousand of costs in evaluating acquisition opportunities in 2020 and $512 thousand in 2019. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $1.1 million in 2020 as compared with $997 thousand in 2019. These expenses include legal and accounting costs of being a public company. Our general and administrative expenses will increase as we commence greater operations and expand our management team.

Other Income/Expense. Other expense, net totaled $296 thousand for 2020 as compared with $394 thousand for 2019 and includes interest income, interest expense and the change in fair value of marketable securities. Higher interest expense in 2020 was partially offset by a reduction in the unrealized loss recognized for the decline in value of a marketable equity security we hold for investment.

Loss from Discontinued Operations. In 2020, we recognized a loss from discontinued operations of $34 thousand as compared with $1.0 million in 2019. The major classes of line items constituting the loss on discontinued operations is presented in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Discontinued Operations.”

During the year ended December 31, 2019, the Company’s oil and gas properties became impaired due to the market decline and the Company’s determination to exit the oil and gas business. Accordingly, impairment expense totaling $3.7 million was recorded within the loss from discontinued operations.

On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement with Lubbock Energy Partners LLC (“LEP”) wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1,666,790 for this transaction within the loss from discontinued operations in the consolidated statements of operations in 2019. In May 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest.

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

At December 31, 2020, EHR held an 8% working interest in certain oil and gas and/ or oil, gas and mineral leases, lands interests, and other properties located in Cochran County. Until we fully dispose of these remaining oil & gas property interests, we expect that future revenues and costs will be substantially lower than incurred in previous periods as our ownership interests are lower and production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations is limited presently to rental income for the lease of our hemp warehouse in Denver, Colorado. Our primary uses of cash include general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations was as follows:

●	Cash used in operating activities during 2020 was $865 thousand; an improvement from the prior year primarily resulting from lower overall costs and expenses. The Company used $1.7 million of cash for operating activities in 2019.
●	There were no cash flows from investing activities in 2020. Net cash used in investing activities was $135 thousand for 2019. Investing activities in 2019 was principally for purchases of property and equipment.
●	Cash flows from financing activities were $3.5 million for the year ended December 31, 2020, which was primarily due to net borrowings and private placements of common and preferred stock during the period including funding of the cash portions needed for the January 2021 acquisition of assets of Halcyon. Cash flows from financing activities were $1.3 million for 2019, which was primarily due to net borrowings and private placements of common and preferred stock during the period.

Cash flow information from discontinued operations was as follows:

●	Cash flows from operating activities totaled $32 thousand during 2020 as compared with $162 thousand in 2019. The decline from the prior year primarily resulting from the lower oil & gas operating results.

●	There were no cash flows from investing activities for discontinued operations in 2020. Net cash used in investing activities was $17 thousand for 2019 for capital expenditures. We significantly curtailed oil & gas development efforts in 2019 as we were making our decision to exit this business.
●	There were no cash flows from financing activities for discontinued operations in 2020 or 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Generation Hemp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Hemp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and accounting for common stock warrants

As described in Note 9, for the year ended December 31, 2020, the Company sold 8,500,000 warrants to investors with an exercise price of $0.352 to $0.400 per share, vesting over a period of two years. Of the total warrants sold, 6,750,000 were attached to Series B preferred shares sold to various investors including a related party, which are only redeemable by the Company and convertible by the holder as from June 2021 or upon the event of an effective registration, 1,500,000 of the total warrants sold were attached to promissory notes and 250,000 were attached to common stocks. Total outstanding warrants as of December 31, 2020 was 22,988,638.

How we Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

•	We tested the warrant agreements to determine whether management appropriately evaluated such agreements on issuance date.
•	We tested the information that served as the basis for valuation for the shares issued to the related party to determine whether stock compensation should be recorded.
•	We evaluated the reasonableness of the valuation method and assumptions used by management to calculate the values on issuance date by developing an independent estimate of the volatility by utilizing third party historical data of closing prices.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Houston, Texas
March 31, 2021

Generation Hemp, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current Assets
Cash	$2,776,425	$101,337
Current assets of discontinued operations held for sale	-	20,835
Total Current Assets	2,776,425	122,172

Property and Equipment
Property and equipment, other	1,222,430	1,223,353
Accumulated depreciation	(102,938)	(32,322)
Total Property and Equipment, Net	1,119,492	1,191,031

Noncurrent assets of discontinued operations held for sale	-	1,196,161
Investment in common stock	23,077	32,959

Total Assets	$3,918,994	$2,542,323

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$1,053,542	$685,692
Accrued liabilities	337,588	269,410
Accrued interest – related party	448,271	247,500
Notes payable – related parties	3,336,592	1,708,874
Other indebtedness - current	619,461	626,086
Common stock issuable	50,000	-
Current liabilities of discontinued operations held for sale	140,068	1,315,581
Total Current Liabilities	5,985,522	4,853,143
Lease liability	-	44,333
Other indebtedness - long-term	25,200	-
Long-term liabilities of discontinued operations held for sale	144,149	119,657
Total Liabilities	6,154,871	5,017,133

Commitments and Contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 135 shares issued and outstanding at December 31, 2020	729,058	-

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding at December 31, 2020 and 2019	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 17,380,317 and 17,130,317 shares issued and outstanding at December 31, 2020 and 2019	6,083,480	6,029,328
Common stock warrants	4,436,018	3,426,946
Accumulated deficit	(18,220,705)	(16,722,036)
Generation Hemp equity	(2,725,704)	(2,290,259)
Noncontrolling interest	(239,231)	(184,551)
Total Equity (Deficit)	(2,964,935)	(2,474,810)
Total Liabilities and Equity (Deficit)	$3,918,994	$2,542,323

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.
Consolidated Statements of Operations

	For the year ended December 31,
	2020	2019

Revenue	$90,000	$7,500

Costs and Expenses
Depreciation and amortization	71,000	15,609
Impairment expense	-	5,203,621
Merger and acquisition costs	99,880	512,801
General and administrative	1,141,957	997,348
Total costs and expenses	1,312,837	6,729,379

Operating loss	(1,222,837)	(6,721,879)

Other expense (income)
Interest and other income	(1)	(2,696)
Change in fair value of marketable security	9,882	217,041
Interest expense	286,372	179,986
Total other expense	296,253	394,331

Loss from continuing operations	(1,519,090)	(7,116,210)
Loss from discontinued operations	(34,259)	(1,004,853)

Net loss	$(1,553,349)	$(8,121,063)
Less: net loss attributable to noncontrolling interests	(54,680)	(212,124)

Net loss attributable to Generation Hemp	$(1,498,669)	$(7,908,939)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.08)	$(3.60)
Diluted	$(0.08)	$(3.60)
Loss from discontinued operations
Basic	$(0.00)	$(0.41)
Diluted	$(0.00)	$(0.41)
Earnings (loss) per share
Basic	$(0.09)	$(4.01)
Diluted	$(0.09)	$(4.01)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.

Statements of Changes in Stockholders’ Deficit

	Mezzanine Equity		Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	Equity (Deficit)

Balance at January 1, 2019	412,500	9,118,691	6,328,948	4,975,503	418,342	889,697	-	(6,411,483)	-	(546,283)
Cancellation of EHR Series A preferred stock in disposal of oil & gas property interests	(412,500)	(9,118,691)	-	-	-	-	-	-	-	-
Private placement of common stock	-	-	-	-	165,611	125,000	-	-	-	125,000
Series C convertible preferred stock issuance	-	-	34,000	850,000	-	-	-	-	-	850,000
Conversion of Series C preferred stock	-	-	(34,000)	(850,000)	2,414,773	850,000	-	-	-	-
Distribution of promissory note to shareholders	-	-	-	-	-	-	-	(208,099)	-	(208,099)
Reverse acquisition of EHR	-	-	-	-	13,653,574	5,051,822	-	-	-	5,051,822
Noncontrolling interest in consolidated subsidiary	-	-	-	-	(2,998,726)	(1,864,697)	-	1,723,102	141,595	-
Acquisition of noncontrolling interests	-	-	-	-	2,414,773	603,693	3,426,946	(3,916,617)	(114,022)	-
Conversion of shareholder note to common stock	-	-	-	-	1,061,970	373,813	-	-	-	373,813
Net loss	-	-	-	-	-	-	-	(7,908,939)	(212,124)	(8,121,063)

Balance at December 31, 2019	-	-	6,328,948	4,975,503	17,130,317	6,029,328	3,426,946	(16,722,036)	(184,551)	(2,474,810)

Issuance of common stock units					250,000	54,152	45,848			100,000
Issuance of Series B preferred units	135	729,058					620,942			620,942
Issuance of warrants with subordinated note							114,094			114,094
Issuance of warrants with secured note							228,188			228,188
Net loss								(1,498,669)	(54,680)	(1,553,349)

Balance at December 31, 2020	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(1,553,349)	$(8,121,063)
Loss from discontinued operations	(34,259)	(1,004,853)
Net loss from continuing operations	(1,519,090)	(7,116,210)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	71,000	15,609
Loss on disposal of property and equipment	539	-
Impairment expense	-	5,203,621
Change in fair value of marketable securities	9,882	217,041
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(18,757)
Accounts payable and accrued liabilities	572,466	23,545
Net cash from operating activities – continuing operations	(865,203)	(1,675,151)
Net cash from operating activities – discontinued operations	31,716	161,680
Net cash from operating activities	(833,487)	(1,513,471)

Cash Flows From Investing Activities
Additions to property and equipment	-	(136,584)
Proceeds from disposal of property and equipment	-	1,000
Reverse merger with Home Treasure Finders, Inc., net of acquired cash	-	291
Net cash from investing activities – continuing operations	-	(135,293)
Net cash from investing activities – discontinued operations	-	(17,333)
Net cash from investing activities	-	(152,626)

Cash Flows From Financing Activities
Proceeds for common stock issuable	50,000	-
Issuance of common stock units	100,000	125,000
Proceeds from Series B redeemable preferred stock	1,350,000	-
Proceeds from EHR Series C convertible preferred stock issuance	-	850,000
Proceeds from SBA PPP loan	25,200	-
Proceeds from secured note	1,000,000	-
Proceeds from subordinated notes	990,000	370,770
Payment of mortgage payable	(6,625)	(5,288)
Net cash from financing activities – continuing operations	3,508,575	1,340,482
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	3,508,575	1,340,482

Net change in cash	2,675,088	(325,615)

Cash, beginning of period	101,337	426,952
Cash, end of period	$2,776,425	$101,337

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.
Notes to Consolidated Financial Statements

1. Description of the Business

Generation Hemp, Inc. (the “Company”), formerly known as Home Treasure Finders, Inc. (“HTF”), was initially incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 68% of the common stock of Energy Hunter Resources, Inc. (“EHR”) through the issuance of 6,328,948 shares of the Company’s Series A Preferred Stock (“Series A Preferred”). Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate. The acquisition, together with the other transactions contemplated by the Stock Purchase Agreement, dated August 15, 2019 are referred to herein as the “Transaction”. In connection with the closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

In an exchange transaction also effective November 27, 2019, the Company acquired an additional 26% of the common stock of EHR through the issuance of common stock and warrants (see Note 9).

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR is a majority-owned subsidiary of the Company. EHR was formerly an oil and gas exploration and production company. As of December 31, 2020, EHR held an 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates of growing hemp companies that operate within a number of vertical businesses within the midstream sector that are attractive to us and within the hemp supply chain. We presently generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado leased to a hemp seed company.

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

Impact of COVID-19 Pandemic on Our Business – The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption since early 2020. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence and practice social distancing when engaging in essential activities. These actions and the global health crisis caused by COVID-19 have created significant volatility, uncertainty and economic disruption.

Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic, beginning in mid-March 2020. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and U.S. Securities and Exchange Commission regulations. The consolidated financial statements comprise the financial statements of the Company, its wholly-owned subsidiaries, and subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) impairment of long-lived assets and goodwill, (ii) valuation allowances for deferred income tax assets and (iii) estimates of accrued liabilities. Actual results could differ from those estimates.

Revenue Recognition – Rental income is recognized based on the contractual cash rental payments for the period. Oil & gas revenue is recognized based on delivered qualities in the amount of the consideration to which the Company is entitled.

Cash – The Company maintains its deposits of cash in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Property and Equipment - property and equipment consists of a warehouse, vehicles, computer equipment, office furniture and fixtures, stated at cost and depreciated using the straight-line method. The warehouse is depreciated over a useful life of 30 years. The remaining items are depreciated over a range of three to five years. Upon disposition, the cost and accumulated depreciation are removed and any gain or loss on the disposal is reflected in the statements of operations. The cost of maintenance and repairs is charged to income as incurred; significant renewals and improvements are capitalized.

Impairment of Long-Lived Assets – We review long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value.

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

In February 2019, the investee was acquired by a public company whose common stock has a readily determinable market value. As such, the Company began accounting for the investment in common stock at its fair value with unrealized gains and losses included in income. The Company recognized unrealized losses of $9,882 in 2020 and $217,041 in 2019.

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

Common stock Units Issuable – From time to time, the Company accepts payment from investors for common stock unit subscriptions pursuant to approved offerings of securities. Amounts received before completion and closing of the offerings are reported as liabilities.

Noncontrolling Interest – Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of December 31, 2020 and 2019, minority investors owned approximately 6% of EHR.

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

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels related to fair value measurements are as follows:

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

The Company’s non-financial assets measured at fair value on non-recurring basis include impairment measurements of oil and gas properties and warrants issued as part of financing transactions. These are considered Level 3 measurements as they involve significant unobservable inputs.

Fair value of the investment in common stock is determined based on a level 1 input for periods after it became publicly traded.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2020 or 2019. Income tax returns we file may be routinely examined by tax authorities. The statute of limitations is currently open for tax returns filed after 2016.

The Company is subject to the Texas margin tax; however, tax expense was zero for the years ended December 31, 2020 and 2019.

Major Customer and Concentration of Credit Risk – We have a limited number of customers. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of December 31, 2020 or 2019.

Our rental income is derived from a single lessee. There were no amounts due from this customer at December 31, 2020 or 2019.

Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a night-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases, Leases of mineral reserves and related land leases are exempted from the standard. The Company adopted ASU 2016-02 on January 1, 2019 and elected the package of practical expedients within the standard which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs, The Company made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities for the Company’s office lease totaling $279,111.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the first quarter of 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

An impairment analysis performed as of the date of closing showed that the acquired goodwill was fully impaired. As such, goodwill impairment expense of $4,956,047 was recorded subsequent to the Transaction in 2019.

The consolidated statement of operations for the year ended December 31, 2019 includes $7,500 of HTF revenue and HTF losses of $4,952,563 since the acquisition date. The following unaudited pro forma consolidated results of operations for 2019 have been prepared as if the Transaction had occurred as of January 1, 2019:

Year ended December 31, 2019

Revenue, continuing operations	$69,381
Loss from continuing operations	$(7,176,631)
Earnings (loss) per common share:
Basic and diluted	$(4.04)

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

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	December 31,
	2020	2019
Assets
Accounts receivable -
Current assets of discontinued operations held for sale	$-	$20,835

Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	1,874,849	5,285,340
Accumulated DD&A	(1,874,849)	(4,089,179)
Total oil and gas properties, net of discontinued operations held for sale	-	1,196,161
Total assets of discontinued operations held for sale	$-	$1,216,996

Liabilities
Accrued liabilities	$31,117	$92,196
Asset retirement obligations	56,834	52,776
Revenue payable	52,117	70,609
Note payable	-	1,100,000
Current liabilities of discontinued operations held for sale	140,068	1,315,581

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	144,149	119,657
Total liabilities of discontinued operations held for sale	$284,217	$1,435,238

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	Year ended December 31,
	2020	2019
Revenue
Oil and gas sales	$103,097	$485,655
Overhead fees	-	31,000
Total revenue	103,097	516,655

Costs and Expenses
Lease operating expense	93,709	377,486
Depreciation, depletion & amortization	9,942	82,300
Accretion	34,796	32,974
Gain on disposal of oil & gas property interests	(24,008)	(1,666,790)
Impairment & abandonment	-	3,730,678
Mergers & acquisition costs	-	100,000
Total costs and expenses	114,439	2,656,648

Other income	-	(1,176,390)
Interest expense	22,917	41,250

Income from discontinued operations	$(34,259)	$(1,004,853)

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

2019 Disposal of Oil & Gas Property Interests – On March 1, 2019, the Company entered into a Termination, Repurchase and Release Agreement with Lubbock Energy Partners LLC (“LEP”) wherein the Company reassigned a 52% working interest in the oil & gas assets acquired in the San Andres Acquisition #1 back to LEP (with the Company continuing to hold an 8% working interest in those assets) in exchange for the return and cancellation of 412,500 shares of the Company’s Series A Preferred Stock plus all accrued and unpaid dividends thereon and LEP’s assumption of the Company’s obligations under its Senior Subordinated Debentures totaling $400,000. Operatorship of the oil & gas assets was transferred by the Company to LEP, and amounts owed by the Company to LEP and all trade payables associated with the assets were memorialized in the form of a non-recourse promissory note totaling $1.1 million. The Company and LEP also entered into certain financial arrangements and mutual releases in order to settle all existing disputes relating to the assets arising prior to the effective date. The promissory note was due March 1, 2020, bore interest at 5% per annum and required no payments until maturity. The Company recognized a gain on disposal of $1,666,790 for this transaction within the loss from discontinued operations in the consolidated statements of operations in 2019. In May 2020, the $1.1 million non-recourse promissory note and accrued interest thereon was settled upon LEP’s foreclosure of the Company’s Gap Band property interest.

Impairment of Oil & Gas Property Interests – In the fourth quarter of 2019, the Company’s oil and gas properties became impaired due to the market decline and the Company’s determination to exit the oil and gas business. The Company’s interest in the San Andres Acquisition #1 was determined to be fully impaired and its interest in the Gap Band property was determined to have a fair value of $1.2 million. Impairment expense totaling $3,730,678 was recorded in the fourth quarter of 2019 within the loss from discontinued operations in the consolidated statements of operations to reduce the carrying values of the Company’s oil and gas property interests to their estimated fair values.

2020 Disposal of Gap Band Property Interest – In May 2020, LEP completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The Company recognized a gain of $24,008 in the second quarter of 2020 as a result of this disposal.

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	December 31,
	2020	2019

Senior Secured Promissory Note	$1,500,000	$1,500,000
Convertible Promissory Note	208,874	208,874
Subordinated Promissory Note to CEO	490,000	-
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	-
Subordinated Promissory Note to Investor	500,000	-

Total	3,698,874	1,708,874
Less debt discounts	(362,282)	-

Total Notes Payable – Related Parties	$3,336,592	$1,708,874

Senior Secured Promissory Note – On March 31, 2017, the Company entered into a subscription agreement under which we issued a $3,000,000 10% Senior Secured Promissory Note with an initial maturity of September 1, 2017 to Satellite Overseas (Holdings) Limited (“SOHL”), a stockholder of the Company’s common shares. The Senior Secured Promissory Note was funded through three equal monthly draws of $1 million made in April, May and June 2017. Upon maturity, at the option of the holder, the Senior Secured Promissory Note may either become due and payable or convert into shares of common stock at 75% of the share price in a qualified equity offering.

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

Accrued interest and fees on the Senior Secured Promissory Note were $417,500 and $247,500 at December 31, 2020 and 2019, respectively.

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

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $22,393 at December 31, 2020.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum. The secured promissory note and accrued interest are due June 30, 2021. An origination fee of 2% of the principal was payable at December 31, 2021. The promissory note is secured by the real property acquired in the acquisition of assets of Halcyon Thruput, LLC (“Halcyon Thruput”), see Note 12.

In addition, the holder of the secured promissory note received a warrant to purchase 1,000,000 shares of common stock exercisable until December 30, 2022 at an exercise price of $0.352 per share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The subordinated note and accrued and unpaid interest are due September 30, 2021. The Company will make payments of principal of $250,000 on March 30 and September 30, 2021.

If at any time prior to September 30, 2021, the Company raises new equity capital in the amount of $5,000,000 or more, then within five business days of closing, repayment of all outstanding principal and interest on the Subordinated Note will be due.

In addition, the holder of the subordinated note received a warrant to purchase 500,000 shares of common stock exercisable until December 30, 2022 at an exercise price of $0.352 per share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction. The warrants may only be exercised for cash.

6. Other Indebtedness

Other indebtedness consisted of the following:

	December 31,
	2020	2019

Mortgage Payable	$619,461	$626,086
Paycheck Protection Program Loan	25,200	-

Total	644,661	626,086
Less current portion	(619,461)	(626,086)
Total Other Indebtedness - Long-Term	$25,200	$-

Mortgage Payable and Operating Lease – The Company is obligated under a mortgage payable, dated September 15, 2014 and as amended October 1, 2019, secured by its warehouse property located in Denver, Colorado. The note provides for a 25-year amortization period and an initial interest rate of 9% annually. As amended, the note matured on January 15, 2021 but was extended under terms of the amendment to July 15, 2021 after payment by the Company of an extension fee of 1% of the then outstanding principal. The rate during the extension period is 11% annually and the monthly payment is $6,067.

The Company leases the Denver warehouse property to a tenant under an operating leases expiring June 30, 2021 for a monthly rent of $7,500. The lease requires the tenant reimburse us for property taxes and insurance and maintains the interior and exterior of the warehouse (except for the roof). Minimum future rents for 2021 are $45,000.

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

Other Indebtedness Maturities – Scheduled maturities of our other indebtedness were as follows:

Year ending December 31,
2021	$619,461
2022	25,200

Total	$644,661

7. Commitments and Contingencies

Leases – On March 31, 2019, the Company abandoned its office lease. The right of use asset on the balance sheet at this date was fully impaired. The Company recognized impairment expense totaling $247,574 for this abandonment in 2019.

This office lease required monthly payments of $10,802 until its expiration on May 31, 2021. No rent payments have been made since abandonment. The lessor has made a claim for rent and the Company made a counterclaim due to the premises being uninhabitable due to the actions of other tenants located on the floor. At December 31, 2019, the Company had accrued unpaid rent totaling $252,583. The discount rate used in computing the lease obligation was 10%.

Rent expense for 2020 and 2019 totaled $8,380 and $64,323, respectively.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot estimate the ultimate outcome of these matters.

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

Arbitration – Jones & Keller, P.C.

In February 2021, Jones & Keller, P.C., a Denver law firm that previously represented the Company, filed an arbitration demand against the Company and JDONE, LLC for the payment of alleged legal fees owing regarding our lawsuit against Grand Traverse Holdings, LLC discussed above. We subsequently engaged new legal counsel and filed a counterclaim for charging inappropriate and unreasonable legal fees and for unreasonable, unnecessary and duplicative work. An arbitration hearing is anticipated by summer 2021.

8. Income Taxes

No amounts were recorded for income tax expense during the years ended December 31, 2020 or 2019. A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2020	2019

Federal statutory rate	$(319,008)	$(1,494,404)
State income taxes, net	(31,480)	(229,304)
Change in valuation allowance	312,464	847,899
Other, net	38,024	875,809
Total income tax expense	$-	$-

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2020	2019
Assets:
Net operating loss carryforwards	$2,200,036	$1,869,228
Property and equipment	27,847	27,847
Other	292,673	311,017
Subtotal	2,520,556	2,208,092
Valuation allowance	(2,520,556)	(2,208,092)
Net deferred tax asset	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of approximately $10.3 million at December 31, 2020, of which about $169,000 begin to expire in 2034 and the remainder have no expiration.

The Company estimates that a majority of its NOL carryforwards are subject to annual limitations under Internal Revenue Code Section 382 as a result of ownership changes at various times including in the Transaction. These NOL carryforwards may never be utilized by the Company. The Company is delinquent in filing its federal and state tax returns for the years 2018 and 2019.

9. Equity

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

2019 Private Placement of Common Stock – In 2019, the Company sold 165,611 shares of common stock to three investors for an aggregate of $125,000 in cash through a private placement.

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

February 2020 Issuance of Common Stock Units—In February 2020, the Company issued 250,000 common units for $100,000. Each unit consisted of one share of common stock and a warrant for purchase of one common share for $0.40 per share. The warrant expires March 1, 2022 and contain certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price. Proceeds of this issuance were used for general corporate purposes.

The common stock issued in the exchange was valued using the traded price of the common stock on February 20, 2020. The warrants were valued at $45,848 using a binomial lattice valuation model using inputs as of the exchange date. Our expected volatility assumption was based on the historical volatility of the Company’s common stock (252%). The expected life assumption was based on the expiration date of the warrant (two years). The risk-free interest rate for the expected term of the warrant was based on the U.S. Treasury yield curve in effect at the time of measurement (1.39%). The warrants are classified within equity in the consolidated balance sheets. Under GAAP, the anti-dilution provisions will be accounted for if and when these provisions are triggered.

December 2020 Issuance of Series B Preferred Stock Units—On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans, Chief Executive Officer, an aggregate of 135 preferred stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50,000 shares of common stock of the Company.

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

At any time after the occurrence of a “Qualifying Event,” the Company, upon 5-day written notice, shall have the right to cause each share of Series B Preferred Stock (and all accrued in-kind dividends with respect thereto) to be converted into common stock. For purposes this automatic conversion of the Series B Preferred Stock, a “Qualifying Event” shall have occurred if (A) (1) the rolling five (5)-trading day volume-weighted average trading price of shares of the common stock exceeds $1.00, and (2) there shall be an effective registration statement under the Securities Act of 1933, as amended covering all of the shares of common stock which would be issuable upon conversion of all of the outstanding shares of Series B Preferred Stock or (B) the Company closes a firm commitment underwriting of the common stock on a Form S-1 Registration Statement with aggregate gross proceeds of at least $5,000,000 at a price per share equal to or greater than $1.00. In each instance, a conversion may not be made unless the Company has filed an amendment to its Articles of Incorporation effecting an increase in its authorized common stock so that the Company has a sufficient number of authorized and unissued shares of common stock so as to permit the conversion of all outstanding shares.

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

Each warrant is exercisable until December 30, 2022 at an exercise price of $0.352 per share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction. The warrants may only be exercised for cash.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding as of December 31, 2020:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,319	$0.352	November 27, 2021	Cash
Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,319	$0.352	November 27, 2021	Cashless
Total warrants outstanding at December 31, 2019	14,488,638
Issued in February 2020 with common stock units (2)	250,000	$0.400	March 1, 2022	Cash
Issued in December 2020 with Series B preferred units (1)	6,750,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor (1)	500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with secured note to Coventry Asset Management, LTD. (1)	1,000,000	$0.352	December 31, 2022	Cash
Total warrants outstanding at December 31, 2020	22,988,638

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

Certain of these warrants have been subsequently exercised as discussed in Note 12.

10. Supplemental Cash Flow Information

	Year ended December 31,
	2020	2019

Cash paid for interest	$162	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Initial recognition of right to use asset and lease liabilities	-	279,111
Right of use asset amortization	-	31,537
Apply deposit against lease liability	-	10,690
Recognition of noncontrolling interests in reverse merger	-	95,743
Conversion of Series C preferred stock into common stock	-	850,000
Acquisition of noncontrolling interests	-	(114,022)
Conversion of shareholder note to common stock	-	373,813
Distribution of promissory note to shareholders	-	208,099
Gap Band property interest disposal	1,186,219	-
Settlement of note payable in disposal of Gap Band property interest	(1,100,000)	-
Issuance of warrants with Series B preferred units	620,942	-
Issuance of warrants with subordinated note	114,094	-
Issuance of warrants with secured note	228,188	-

11. Earnings (Loss) per Share

The following table is a calculation of the earnings (loss) per basic and diluted share:

	For the year ended December 31,
	2020	2019
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(1,466,555)	$(7,102,542)
Loss from discontinued operations	(32,114)	(806,397)
Net loss attributable to common stockholders	$(1,498,669)	$(7,908,939)

Denominator
Weighted average shares used to compute basic EPS	17,346,164	1,973,662
Dilutive effect of convertible promissory note	-	-
Dilutive effect of preferred stock	75,965,819	75,947,376
Dilutive effect of common stock warrants	14,686,725	1,389,321
Weighted average shares used to compute diluted EPS	107,998,708	79,310,359

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.08)	$(3.60)
Diluted	$(0.08)	$(3.60)
Loss from discontinued operations
Basic	$(0.00)	$(0.41)
Diluted	$(0.00)	$(0.41)
Earnings (loss) per share
Basic	$(0.09)	$(4.01)
Diluted	$(0.09)	$(4.01)

The computation of diluted earnings per common share excludes the assumed conversion of the Series A Preferred Stock, Series B Preferred Stock and convertible promissory note as well as the exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method and was excluded from the computation of diluted shares for 2020 and 2019 because their effect would be anti-dilutive.

12. Subsequent Events

Acquisition of Assets of Halcyon Thruput, LLC – On January 11, 2021, the Company completed the acquisition of certain assets of Halcyon Thruput pursuant to the Asset Purchase Agreement dated March 7, 2020, as amended on January 11, 2021. The purchase consideration totaled approximately $5.1 million consisting of 6,250,000 shares of Company common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year), $1.75 million in cash, a promissory note for $850,000 issued by the Company’s subsidiary, GenH Halcyon Acquisition, LLC, and guaranteed by Gary C. Evans, CEO of the Company, and assumption of approximately $1.0 million of new indebtedness of Halcyon Thruput. The Company was granted an option to purchase the real estate occupied by Halcyon Thruput for $993,000. This option is exercisable at any time before its expiration on January 11, 2022.

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

The Company will continue Halcyon Thruput’s business of providing post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at its 48,000 square foot facility located in Hopkinsville, Kentucky. Additionally, the Company will offer safe storage services for processed hemp, which enables farmers to maximize strategic market timing.

2021 Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 400,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance.

Warrant Exercises – In the first quarter of 2021, the Company received $3.0 million for the exercise of 8.4 million outstanding warrants.

Repayment of Promissory Note for Halcyon Acquisition – On March 3, 2021, the Company repaid the outstanding principal and interest on the $850,000 promissory note issued in connection with the January 11, 2021 acquisition of certain assets of Halcyon.

Conversion of Convertible Promissory Note – On March 9, 2021, the convertible promissory note issued in October 2019 in favor of Gary C. Evans, together with accrued interest thereon, was converted into 618,660 common shares.

Contrbution of Senior Secured Promissory Note – On March 9, 2021, the total principal, interest and accrued fees under the Senior Secured Promissory Note with SOHL was contributed to Company and exchanged into 1,000,000 common shares.

Sale of Investment in Common Stock – On March 12, 2021, the Company sold its investment in Blue Ridge Mountain Resources , Inc. common stock for proceeds of $34,848.

Upgrade to OTCQB Market – On March 19, 2021, the Company’s common stock was approved for trading on the OTCQB, operated by OTC Markets Group Inc.

*  *  *  *  *

Supplemental Oil and Gas Information

(Unaudited)

Oil and Gas Reserve Information. Proved oil and gas reserves are those quantities of crude oil, natural gas, condensate, and NGLs, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods. The Company reports all estimated proved reserves held under production-sharing arrangements utilizing the “economic interest” method.

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

The following reserves schedule sets forth the changes in estimated quantities of proved crude oil reserves:

	Crude Oil (Bbls)	Natural Gas (mcf)	Total (Boe)
Total proved reserves:
Balance at December 31, 2018	394,410	521,750	481,368
Revisions of previous estimates	(6,969)	203,192	26,897
Divestiture of Reserves	(202,187)	(101,786)	(219,151)
Production	(6,814)	(18,566)	(9,909)
Balance at December 31, 2019	178,440	604,590	279,205
Revisions of previous estimates	(12,900)	(8,520)	(14,320)
Divestiture of Reserves	(140,541)	(576,051)	(236,549)
Production	(5,439)	(6,169)	(6,468)
Balance at December 31, 2020	19,560	13,850	21,868

Proved developed reserves as of:
December 31, 2018	66,610	113,630	85,548
December 31, 2019	30,420	132,800	52,553
December 31, 2020	2,660	-	2,660
Proved undeveloped reserves as of:
December 31, 2018	327,800	408,120	395,820
December 31, 2019	148,020	471,790	226,652
December 31, 2020	16,900	13,850	19,208

On March 1, 2019, the Company reassigned 52% of its working interest in the San Andres #1 oil & gas assets to LEP (with the Company continuing to hold an 8% working interest in those assets). The decrease in proved quantities for 2019 was due principally to this disposal and revisions of previous reserve estimates caused by a decrease in average NYMEX-WTI oil and Henry Hub natural gas prices.

In May 2020, Lubbock Energy Partners LLC completed the foreclosure of the Company’s remaining ownership interest in the Gap Band property due to the Company’s default on its $1.1 million non-recourse promissory note and accrued interest thereon. The decrease in proved quantities for 2020 was due principally to this disposal and revisions of previous reserve estimates caused by a decrease in average NYMEX-WTI oil and Henry Hub natural gas prices.

Costs Incurred in Oil and Natural Gas Property Acquisitions and Development Activities. Costs incurred by the Company in oil and natural gas acquisitions and development are presented below:

	For the year ended December 31,
	2020	2019
Acquisitions:
Proved	$-	$-
Unproved	-	-
Exploration	-	-
Development	-	17,333
Costs incurred	$-	$17,333

Capitalized Costs. The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	December 31,
	2020	2019

Proved properties	$621,198	$3,685,294
Unproved properties	1,253,651	1,600,046
	1,874,849	5,285,340
Accumulated DD&A and impairment	(1,874,849)	(4,089,179)
Total	$-	$1,196,161

Future Net Cash Flows. Future cash inflows as of December 31, 2020 and 2019 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation. Future development costs include abandonment and dismantlement costs.

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

	December 31,
	2020	2019

Future cash inflows	$775,230	$11,701,830
Future production costs	(281,420)	(3,095,970)
Future development costs	(284,450)	(3,812,090)
Future income tax expense	-	-
Future net cash flows	209,360	4,793,770
10% annual discount for estimated timing of cash flows	(145,600)	(1,348,110)
Discounted future net cash flows	$63,760	$3,445,660

The following table sets forth the principal sources of change in the discounted future net cash flows:

	December 31,
	2020	2019

Balance, beginning of period	$3,445,660	$6,738,750
Sales, net of production costs	9,388	139,169
Net change in prices and production costs	(314,633)	1,343,106
Changes in future development costs	(204,332)	(3,118,134)
Previously estimated development costs incurred during the period	-	(17,333)
Revision of quantities	(176,729)	376,534
Accretion of discount	344,566	673,875
Sales of minerals in-place	(3,040,160)	(2,690,307)
Balance, end of period	$63,760	$3,445,660

*  *  *  *  *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer and sole director). There is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting. We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

During 2020, we made changes in our internal control over financial reporting to address previously reported material weaknesses including the adequate segregation of duties in the financial statement preparation process. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Gary C. Evans	63	Chairman and Chief Executive Officer
Jack Sibley	36	Vice President, Corporate Development of the Company, and Co-CEO of GENH Halcyon
Watt Stephens	36	Secretary of GENH Halcyon

The following is a brief account of the business experience of each of our directors and executive officers:

Gary C. Evans, Chairman of the Board and Chief Executive Officer. Gary C. Evans is a serial entrepreneur. Mr. Evans previously led Magnum Hunter Resources Corporation for seven years, a NYSE listed public energy company specializing in unconventional resource plays predominately in the Appalachian Basin. Mr. Evans was also founder and CEO of Eureka Hunter Holdings, LLC, a mid-stream gas gathering company transporting and managing up to 1 BCF of daily natural gas volumes from wells producing in West Virginia and Ohio on approximately 200 miles of newly constructed pipeline during the similar seven-year period. Additionally, Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources Inc. (MHRI), a NYSE listed company, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. Later that year, Mr. Evans formed Wind Hunter Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Energy, Inc., an emerging water resource company focusing on oil field water management and clean water technologies active in the Marcellus and Utica resource plays in Appalachia. As founder, Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter Energy, Inc. since December 2006 until May 2016 upon the sale of its assets to a private equity fund.

Throughout his career, Mr. Evans has raised various forms of capital on Wall Street that has exceeded $6 Billion. Mr. Evans serves as a Director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company (Covid-19 Vaccine) with a market capitalization of approximately $20 Billion, where he has previously served as Chairman, CEO and Lead Director. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO’s. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences and on national television networks around the world on the current affairs of the energy industry.

Jack Sibley, Vice President, Corporate Development of the Company, and Co-CEO of GENH Halcyon. Prior to joining Generation Hemp, Jack Sibley was a founding partner of OZ Capital, LLC, an Opportunity Zone Investment fund focused on operating businesses within Opportunity Zone designations. In his roll at OZ Capital, Jack oversaw the operations of its portfolio investments, including Halcyon Thruput, an industrial hemp processing company located in Hopkinsville, Kentucky. As an executive, Jack has worked alongside management teams to implement creative, innovative solutions to complex business issues, identify growth verticals and maximize stakeholder value.  Prior to OZ Capital, Jack served as Vice President at Sovrano LLC, a Private Equity company focused in Food & Beverage. Jack also co-founded and served as President of Bamboo Juices, LLC in Atlanta, GA from 2014 - 2016.  He received an MBA from The University of Georgia’s Terry College of Business in 2014 with concentrations in Finance and Marketing.  Jack graduated with a BA in International Affairs from The University of Georgia in 2007.

Watt Stephens, Secretary of GENH Halcyon. Watt began his career as a credit analyst with Frost Bank in 2007, in this role he underwrote countless credit requests in various industries including commercial & industrial, energy and real estate. He then moved into a leadership position being tapped to run business development for a newly formed group focused on complex credit relationships. After almost 10 years at Frost Bank, Watt went back to school to earn his MBA and focus on his goal of launching his own business. In 2018, Watt teamed up with Jack Sibley to form OZ Capital LLC, an opportunity zone focused venture capital fund based in Fort Worth. OZ Capital founded and funded Halcyon Thruput in 2019. Watt and Jack stepped in as Co-CEO’s mid-way through 2020 and subsequently sold the business to Generation Hemp at the beginning of 2021. Watt earned his BS ‘07 from SMU and MBA ‘17 from SMU’s Cox School of Business.

Involvement in Certain Legal Proceedings

In March 2016, during Mr. Evans’ tenure as interim CEO of GreenHunter Resources, Inc. that company and certain of its subsidiaries (namely, GreenHunter Water, LLC; Hunter Disposal, LLC; Ritchie Hunter Water Disposal, LLC; Hunter Hauling, LLC; White Top Oilfield Construction, LLC; Blackwater Services, LLC; Virco Realty, LLC; Little Muskingum Drilling, LLC; Blue Water Energy Solutions, LLC; GreenHunter Wheeling Barge, LLC; GreenHunter Environmental Solutions, LLC; and MAG Tank Hunter, LLC) filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. GreenHunter Resources, Inc. sought protection in large part because of the cyclical downturn in the commodity prices of both oil and natural gas which had a direct effect on all oil field service companies. GreenHunter Resources, Inc.’s assets were subsequently sold to a private equity group, which allowed predominately all secured indebtedness to be fully repaid.

In December 2015, during Mr. Evans’ tenure as CEO of Magnum Hunter Resources Corporation, that company filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in Delaware (In re Magnum Hunter Resources Corporation, et al., included the following debtors in addition to Magnum Hunter Resources Corporation, each of which was a directly or indirectly owned subsidiary of Magnum Hunter Resources Corporation: Alpha Hunter Drilling, LLC; Bakken Hunter Canada, Inc.; Bakken Hunter, LLC; Energy Hunter Securities, Inc.; Hunter Aviation, LLC; Hunter Real Estate, LLC; Magnum Hunter Marketing, LLC; Magnum Hunter Production, Inc.; Magnum Hunter Resources GP, LLC; Magnum Hunter Resources, LP; Magnum Hunter Services, LLC; NGAS Gathering, LLC; NGAS Hunter, LLC; PRC Williston LLC; Shale Hunter, LLC; Triad Holdings, LLC; Triad Hunter, LLC; Viking International Resources Co., Inc.; and Williston Hunter ND, LLC). This filing was due in large part to the precipitous commodity cycle downturn which saw the price of natural gas and crude oil reach lows not seen for over a decade. Magnum Hunter Resources Corporation subsequently emerged from bankruptcy with no indebtedness in May 2016 under Mr. Evans’ leadership. The company has since merged with Southwestern Energy Company (NYSE: SWN).

Item 11. Executive Compensation

Narrative Disclosures

Employment, Severance or Change in Control Agreements. We currently do not maintain any employment, severance or change in control agreements with our named executive officers. In addition, our named executive officers are not entitled to any payments or other benefits in connection with a termination of employment or a change in control.

Retirement Benefits. We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Compensation of Named Executive Officers

The following table contains compensation data for our named executive officers for the fiscal years ending December 31, 2020 and 2019.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Received(2)

Gary C. Evans(1)	2019	$166,153	$—	$—	$—	$166,153
Chief Executive Officer	2020	$41,538	—	—	—	41,538

Melissa M. Pagen	2019	$120,000	$—	$—	$—	$120,000
Managing Director, Chief Branding	2020	$115,383	—	—	—	115,383
Officer, Corporate Secretary (3)

Jack Sibley(4)	2019	$—	$—	$—	$—	$—
Vice President, Corporate Development of the Company, and Co-CEO of GENH Halcyon	2020	$—	—	—	—	—

Watt Stephens(4)	2019	$—	$—	$—	$—	$—
Managing Director, Chief Branding	2020	$—	—	—	—	—
Officer, Corporate Secretary

(1)	Mr. Evans elected to reduce his annual salary from $360,000 for each of the years 2019 and 2020.
(2)	Amount reflects total compensation received for calendar year.
(3)	Ms. Pagen left the company on January 25, 2021.
(4)	Mr. Sibley and Mr. Watt joined the Company on January 11, 2021. Each receive a base annual salary of $175,000.

Compensation of Directors

We currently have one director, Mr. Evans. Since Mr. Evans is also an employee he does not receive any additional compensation for this service on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock, as of February 28, 2021.

We have determined beneficial ownership in accordance with Commission rules. The information does not necessarily indicate beneficial ownership for any other purpose. The applicable percentage ownership is based on 93,327,693 shares of common stock as of December 31, 2020 (17,380,317 shares of common stock outstanding and 75,947,376 shares issuable upon conversion of Series A preferred stock outstanding).

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o Generation Hemp, Inc., P.O. Box 540308, Dallas, Texas 75354.

Name of Beneficial Owner(1)	Number of shares beneficially owned	Percentage Ownership

5% Stockholders:
Satellite Overseas (Holdings) Limited(2)	25,263,144	25.2%
Corey Weigand	6,254,843	6.2%
OZG Agriculture KY, LP	6,250,000	6.2%

Directors and Named Executive Officers:
Gary C. Evans	37,061,970	37.0%
Jack Sibley(3)	6,500,000	6.5%
Watt Stephens(3)	6,500,000	6.5%

All Directors and Executive Officers as a Group (3 Persons)	43,811,970	43.8%

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

(2)	Satellite Overseas (Holdings) Limited (“SOHL”) is the record holder of these shares of Common Stock. SOHL is a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd. (“Cadila”). Cadila is owned by the IRM Trust. Rajiv I. Modi, Ph. D. and Mrs. Shilaben I. Modi are the trustees of the IRM Trust. As trustees of the IRM Trust, Dr. Modi and Mrs. Modi have shared voting and dispositive power with respect to these shares and, therefore, under rules issued by the Commission may be deemed to be beneficial owners of the shares.

(3)	Because of the relationship of Messrs. Sibley and Stephens to OZG Agriculture KY, LP, Messrs. Sibley and Stephens may be deemed indirect beneficial owners of the 6,250,000 shares of common stock owned by OZG Agriculture KY, LP.

Item 13. Certain Relationships and Related Persons Transactions

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

The Transaction was accounted for as a reverse merger, whereby EHR is considered to be the accounting acquirer and became a majority-owned subsidiary of the Company. Accordingly, the Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of EHR prior to the reverse merger and in this and all future filings with the U.S. Securities and Exchange Commission.

Upon completion of the Transaction, Gary C. Evans, previous Chairman and Chief Executive Officer of Energy Hunter Resources, Inc., became Chairman of the Board of Directors and Chief Executive Officer.

In an exchange transaction also effective November 27, 2019, the Company acquired an additional 26% of the common stock of EHR through the issuance of common stock and warrants.

The Company owns approximately 94% of the issued and outstanding common stock of EHR. Thus, EHR became a majority-owned subsidiary of the Company.

Board Leadership Structure

Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, Gary C. Evans presently serves as our sole director as Chairman of the Board and our Chief Executive Officer.

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

Related Transactions

Gary C. Evans Ownership. In November, 2019, in accordance with the stock purchase agreement by HTF, Series A Preferred stock in the Company was issued to our Chief Executive Officer Gary C. Evans for shares held of EHR common stock. Each Series A Preferred stock held converts to 12 shares of common stock of the Company or a total of 36,000,000 common shares. Mr. Evans also beneficially owns 1,061,970 shares of common stock issued upon conversion of a convertible note (See below Gary C. Evans Convertible Note with EHR).

Gary C. Evans Convertible Note with EHR. In October and December of 2019, Mr. Evans advanced EHR $370,770 under a convertible note bearing interest at 10% per annum. This note, including accrued interest, was converted into 1,061,970 shares of common stock on December 31, 2019.

Satellite Overseas (Holdings) Ltd. In November, 2019, in accordance with the stock purchase agreement by HTF, Series A Preferred stock in the Company was issued to SOHL for shares held of EHR common stock. Each Series A Preferred stock held converts to 12 shares of common stock of the Company or a total of 25,263,144 common shares.

Sale of HTF’s Legacy Business. On December 20, 2019, the Company entered the Legacy Business Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) with Corey Wiegand, HTF’s former CEO. Under the Bill of Sale, we agreed to sell to Mr. Wiegand HTF’s property management and residential real estate sales business (the “Legacy Business”) for $160,000.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid by us for the audit and other services provided by our auditor, Marcum, LLC during the years ended December 31, 2020 and 2019:

	2020	2019
Audit fees (1)	$212,250	$24,000
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-

Total fees	$212,250	$24,000

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

Description of Securities of Oaktree Real Estate Income Trust, Inc. (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (file number 333-223022)

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(b) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.3	Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible Voting Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

3.4	Certificate of Designation of Rights, Preferences and Limitations of the Series B Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.1	2020 Form of Generation Hemp Warrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

4.2	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.1	Deed of Trust, dated September 15, 2014, between JDONE LLC and Thomas S. Yang. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014 (file number 333-176154))

10.2	Promissory Note, dated September 15, 2014, made by JDONE LLC in favour Thomas S. Yang. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2014 (file number 333-176154))

10.3	Amendment No. 1 to Promissory Note and Deed of Trust, dated October 1, 2019, between JDONE LLC, Thomas S. Yang, and Gary C. Evans (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.4	Stock Purchase Agreement, dated August 15, 2019, among Home Treasure Finders, Inc., HMTF Merger Sub Inc,, Energy Hunter Resources, Inc. (the “Company”), certain stockholders of the Company set forth therein, and Gary C. Evans (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2019 (file number 000-176154))

10.5	Amendment No. 1 to Stock Purchase Agreement, dated October 1, 2019, among Home Treasure Finders, Inc., HMTF Merger Sub Inc,, Energy Hunter Resources, Inc. (the “Company”), certain stockholders of the Company set forth therein, and Gary C. Evans. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2019 (file number 000-176154))

10.6	Amendment No. 2 to Stock Purchase Agreement, dated October 1, 2019, among Home Treasure Finders, Inc., HMTF Merger Sub Inc,, Energy Hunter Resources, Inc. (the “Company”), certain stockholders of the Company set forth therein, and Gary C. Evans. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

10.7	Legacy Business Bill of Sale, Assignment and Assumption Agreement, dated December 20, 2019, between Generation Hemp. Inc. and Corey Wiegand (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2019 (file number 000-176154))

10.8	2019 Form of Common Stock Subscription Agreement of Energy Hunter Resources, Inc. (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.9	Convertible Promissory Note, dated October 15, 2019, made by Home Treasure Finders, Inc. in favor of Energy Hunter Resources, Inc. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.10	Security Exchange Agreement, dated as of November 27, 2019, among Energy Hunter Resources, Inc., the former Series C Preferred Shareholders of Energy Hunter Resources, Inc., and Generation Hemp, Inc. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.11	2020 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.12	Subordinated Promissory Note, dated September 30, 2020, made by Generation Hemp, Inc. in favor of Gary C. Evans (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.13	Asset Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.14	First Amendment to Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.15	Subscription Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.16	10% Subordinated Promissory Note Due September 30, 2021 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.17	Subordinated Promissory Note, dated January 11, 2021, made by GENH Halcyon Acquisition, LLC in favor of Halcyon Thruput, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.18	Guaranty Agreement by Generation Hemp, Inc. in favor of Coventry Asset Management (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.19#	Term Employment Agreement with Jack Sibley (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.20#	Term Employment Agreement with Watt Stephens (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.21**	Note Contribution Agreement, dated March 9, 2021, among Energy Hunter Resources, Inc., Satellite Overseas (Holdings) Limited, and Generation Hemp, Inc.

10.22**	2021 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc.

21**	List of Subsidiaries of the Company

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Exhibit filed herewith
#	Constitutes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION HEMP, INC. (Registrant)

DATE: March 31, 2021	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer