Form 10-Q
period 2021-03-31
Generation Hemp, Inc.
filed 2021-05-17
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-55019

GENERATION HEMP, INC.

(Exact name of registrant as specified in its charter)

Colorado	26-3119496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8533 Midway Road
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

As of May 12, 2021, the registrant had 34,977,953 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in the Annual Report of Generation Hemp, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements may include statements about:

●	the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent Coronavirus Disease 2019, or COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events;
●	the marketability of our products;
●	financial condition and liquidity of our customers;
●	competition in the hemp markets;
●	industry and market conditions;
●	requisition of our services by major customers and our ability to renew processing and services contracts;
●	credit and performance risks associated with customers, suppliers, banks and other financial counterparties;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities;
●	our future capital requirements and our ability to raise additional capital to finance our activities;
●	the future trading of our common stock;
●	legal and regulatory risks associated with OTC Markets;
●	our ability to operate as a public company;
●	our ability to protect our proprietary information;
●	general economic and business conditions; the volatility of our operating results and financial condition;
●	our ability to attract or retain qualified senior management personnel and research and development staff;
●	timing for completion of major acquisitions or capital projects;
●	our ability to obtain additional financing on favorable terms, if required, to complete acquisitions as currently contemplated or to fund the operations and growth of our business;
●	operating or other expenses or changes in the timing thereof;
●	compliance with stringent laws and regulations, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements, especially with respect to the industry in which we operate;
●	potential legal proceedings and regulatory inquiries against us; and
●	other risks identified in this report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, including risks specific to the industry in which we operate. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$1,257,473	$2,776,425
Accounts receivable	85,674	-
Inventories	700,000	-
Prepaid expenses	11,230	-
Total Current Assets	2,054,377	2,776,425

Property and Equipment
Property and equipment, other	2,934,600	1,222,430
Accumulated depreciation	(207,110)	(102,938)
Total Property and Equipment, Net	2,727,490	1,119,492

Operating lease right-of-use asset	332,645	-
Intangible assets, net	3,088,338	-
Other assets	49,650	23,077

Total Assets	$8,252,500	$3,918,994

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$787,788	$1,053,542
Accrued liabilities	367,914	337,588
Payables to related parties	61,383	448,271
Operating lease liability - related party	93,952	-
Notes payable – related parties	1,790,940	3,336,592
Other indebtedness - current	618,721	619,461
Common stock issuable	-	50,000
Current liabilities of discontinued operations held for sale	136,341	140,068
Total Current Liabilities	3,857,039	5,985,522
Operating lease liability - related party, net of current portion	238,693	-
Other indebtedness - long-term	25,200	25,200
Long-term liabilities of discontinued operations held for sale	151,390	144,149
Total Liabilities	4,272,322	6,154,871

Commitments and Contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 135 shares issued and outstanding	729,058	729,058

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 34,977,953 and 17,380,317 shares issued and outstanding at March 31, 2021 and December 31, 2020	15,694,375	6,083,480
Common stock warrants	2,894,642	4,436,018
Accumulated deficit	(20,077,837)	(18,220,705)
Generation Hemp equity	3,486,683	(2,725,704)
Noncontrolling interest	(235,563)	(239,231)
Total Equity (Deficit)	3,251,120	(2,964,935)
Total Liabilities and Equity (Deficit)	$8,252,500	$3,918,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2021	2020

Revenue
Post-harvest and midstream services	$44,610	$-
Rental	22,500	22,500
Total revenue	67,110	22,500

Costs and Expenses
Cost of revenue (exclusive of items shown separately below)	158,065	-
Depreciation and amortization	349,628	22,884
Merger and acquisition costs	10,766	86,011
General and administrative	1,126,281	569,856
Total costs and expenses	1,644,740	678,751

Operating loss	(1,577,630)	(656,251)

Other expense (income)
Interest and other income	-	(1)
Change in fair value of marketable security	(11,770)	23,619
Interest expense	263,840	69,516
Total other expense	252,070	93,134

Loss from continuing operations	(1,829,700)	(749,385)
(Loss) income from discontinued operations	(3,514)	6,744

Net loss	$(1,833,214)	$(742,641)
Less: net loss (income) attributable to noncontrolling interests	3,668	(30,075)

Net loss attributable to Generation Hemp	$(1,836,882)	$(712,566)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)
(Loss) income from discontinued operations
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Earnings (loss) per share
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Equity

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	Equity (Deficit)

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Net loss	-	-	-	-	-	-	-	(712,566)	(30,075)	(742,641)

Balance at March 31, 2020	-	$-	6,328,948	$4,975,503	17,380,317	$6,083,480	$3,472,794	$(17,434,602)	$(214,626)	$(3,117,451)

Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	800,000	136,707	263,293	-	-	400,000
Warrant exercises	-	-	-	-	8,428,976	4,771,669	(1,804,669)		-	2,967,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Stock-based compensation	-	-	-	-	500,000	42,250	-	-	-	42,250
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Net loss	-	-	-	-	-	-	-	(1,836,882)	3,668	(1,833,214)

Balance at March 31, 2021	135	$729,058	6,328,948	$4,975,503	34,977,953	$15,694,375	$2,894,642	$(20,077,837)	$(235,563)	$3,251,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,833,214)	$(742,641)
Loss from discontinued operations	(3,514)	6,744
Net loss from continuing operations	(1,829,700)	(749,385)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	349,628	22,884
Amortization of debt discount	163,222	-
Stock-based compensation	42,250	-
Loss on disposal of property and equipment	-	539
Change in fair value of marketable securities	(11,770)	23,619
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(21,434)	-
Accounts payable and accrued liabilities	(191,171)	337,360
Net cash from operating activities – continuing operations	(1,498,975)	(364,983)
Net cash from operating activities – discontinued operations	-	31,716
Net cash from operating activities	(1,498,975)	(333,267)

Cash Flows From Investing Activities
Acquisition of Certain Assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	(1,525,470)	-
Proceeds from sale of investment in common stock	34,847	-
Net cash from investing activities – continuing operations	(1,490,623)	-
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	(1,490,623)	-

Cash Flows From Financing Activities
Proceeds for common stock issuable	-	50,000
Issuance of common stock units	350,000	100,000
Proceeds from warrant exercises	2,967,000	-
Repayment of Halcyon bank note	(995,614)	-
Proceeds (repayment) of subordinated notes	(850,000)	150,000
Payment of mortgage payable	(740)	(1,787)
Net cash from financing activities – continuing operations	1,470,646	298,213
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	1,470,646	298,213

Net change in cash	(1,518,952)	(35,054)

Cash, beginning of period	2,776,425	101,337
Cash, end of period	$1,257,473	$66,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Generation Hemp, Inc. (the “Company”), formerly known as Home Treasure Finders, Inc. (“HTF”), was incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger (the “Transaction”). Upon closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot leased facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. The Company plans to significantly expand its business lines to include post-processing of biomass for use in a number of new products. This expansion requires certain new equipment to be procured.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

As of March 31, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its new strategy and execute its acquisition plans.

We are focused on executing our operating strategy now that the Halcyon acquisition has been completed. Management expects to renew contracts with new and existing Halcyon customers for the 2021 harvest. Expansion of our business lines is also expected to result in significant growth in revenues.

The Company will continue to pursue additional funding opportunities in order to fund future acquisitions and meet its obligations as they become due. In the event financing cannot be obtained, the Company may not be able to satisfy these plans and obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of COVID-19 Pandemic on Our Business – Our business, results of operations and financial condition have been adversely affected by the COVID-19 pandemic, beginning in mid-March 2020. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or may worsen.

2. Summary of Significant Accounting Policies

Basis of Presentation – These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition – Post-harvest and midstream services revenue is typically determined based on volumes processed at agreed-upon contractual prices and is recognized when performance obligations under the terms of a contract with our customers are satisfied. This occurs when control of the product is transferred to our customers upon completion of our processing.

Rental revenue is recognized based on the contractual cash rental payments for the period. Oil & gas revenue is recognized for discontinued operations based on delivered qualities in the amount of the consideration to which the Company is entitled.

Stock-based Compensation – We account for employee stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.

Fair Value Measurement – Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and notes payable. The fair values of these instruments approximate their carrying amounts at each reporting date.

The Company’s non-financial assets measured at fair value on non-recurring basis include impairment measurements of oil and gas properties and warrants issued as part of financing transactions. These are considered Level 3 measurements as they involve significant unobservable inputs.

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of March 31, 2021 or December 31, 2020.

During the three months ended March 31, 2021, one customer accounted for approximately 96% of our post-harvest and midstream services revenue. The total balance due from this customer at March 31, 2021 was approximately 41% of total accounts receivable.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at March 31, 2021 or December 31, 2020.

Recent Accounting Pronouncements – No new accounting pronouncements had or are expected to have a material impact on the consolidated financial statements.

Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

3. Acquisition

On January 11, 2021, the Company completed the acquisition of certain assets of Halcyon pursuant to the Asset Purchase Agreement dated March 7, 2020, as amended on January 11, 2021. The purchase consideration totaled approximately $6.1 million consisting of 6,250,000 shares of Company common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year), $1.75 million in cash, a promissory note for $850,000 issued by the Company’s subsidiary, GenH Halcyon Acquisition, LLC, and guaranteed by Gary C. Evans, CEO of the Company, and assumption of approximately $1.0 million of new indebtedness of Halcyon. The Company was granted an option to purchase the real estate occupied by Halcyon for $993,000. This option is exercisable at any time before its expiration on January 11, 2022.

The acquisition was accounted for as a business combination where the Company is the acquirer and the acquisition method of accounting was applied in accordance with GAAP. Accordingly, the aggregate value of the consideration we paid to complete the acquisition was allocated to the assets acquired based upon their estimated fair values on the acquisition date.

The following table summarizes the purchase price allocation to the assets acquired. This allocation is preliminary. The final allocation of the purchase price will be determined at a later date and is dependent on a number of factors, including the final evaluation of the fair value of tangible and identifiable intangible assets acquired. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Accounts receivable	$75,470
Inventories	700,000
Other working capital	224,530
Property and equipment, other	1,712,170
Intangibles - customer contracts and lists	3,333,794
Other assets - Purchase option on real estate	49,650
Assets acquired	$6,095,614

Intangible assets consist of customer contracts and lists and have definite-lives. These intangible assets are being amortized over the estimated useful life on an accelerated basis reflecting the anticipated future cash flows of the Company post acquisition of Halcyon.

The results of operations for the acquired Halcyon assets have been included in the Company’s consolidated financial statements since the January 11, 2021 acquisition date.

Concurrent with the closing of the asset acquisition, the Company entered into term employment agreements with two executives to serve as vice presidents of the Company for a term of at least two years. The term employment agreements each provide for the issuance of 250,000 shares of restricted common stock of the Company as a signing bonus. Such shares are subject to restrictions on the trading or transfer of such common stock.

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

On March 3, 2021, the Company repaid the outstanding principal and interest on the $850,000 promissory note issued in connection with the acquisition.

Supplemental Pro Forma Information – The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition of certain assets of Halcyon had been completed on the date indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2020, to give effect to certain events that management believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

●	an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets; and
●	an adjustment to interest expense to reflect the reduced borrowings due to the repayment of Halcyon’s historical debt in conjunction with the acquisition;

The supplemental pro forma financial information for the periods presented is as follows:

	For the three months ended March 31,
	2021	2020
Revenue, continuing operations	$68,348	$29,926
Loss from continuing operations	(1,898,597)	(1,162,768)
Earnings (loss) per common share:
Basic and diluted	$(0.07)	$(0.07)

4. Discontinued Operations

In connection with the Transaction, management determined to fully divest of EHR’s oil and gas activities. As such, these activities are presented as discontinued operations for each of the periods presented.

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	March 31,	December 31,
	2021	2020
Assets -
Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities
Accrued liabilities	$31,856	$31,117
Asset retirement obligations	52,368	56,834
Revenue payable	52,117	52,117
Note payable	-	-
Current liabilities of discontinued operations held for sale	136,341	140,068

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	151,390	144,149
Total liabilities of discontinued operations held for sale	$287,731	$284,217

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended March 31,
	2021	2020
Revenue -
Oil and gas sales	$21,989	$71,108

Costs and Expenses
Lease operating expense	22,728	38,304
Depreciation, depletion & amortization	-	8,014
Accretion	2,775	4,296
Total costs and expenses	25,503	50,614

Interest expense	-	13,750

Income from discontinued operations	$(3,514)	$6,744

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	March 31,	December 31,
	2021	2020

Senior Secured Promissory Note	$-	$1,500,000
Convertible Promissory Note	-	208,874
Subordinated Promissory Note to CEO	490,000	490,000
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	500,000	500,000

Total	1,990,000	3,698,874
Less debt discounts	(199,060)	(362,282)

Total Notes Payable – Related Parties	$1,790,940	$3,336,592

Senior Secured Promissory Note – On March 9, 2021, the total principal, interest and accrued fees under the Senior Secured Promissory Note was contributed to the Company and exchanged into 1,000,000 common shares.

Convertible Promissory Note – On March 9, 2021, the convertible promissory note issued in October 2019, together with accrued interest thereon, was converted into 618,660 common shares under the terms of the note.

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $3,735 at March 31, 2021 and $22,393 at December 31, 2020.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum. The secured promissory note and accrued interest are due June 30, 2021. The promissory note is secured by the real property acquired in the acquisition of certain assets of Halcyon.

In addition, the holder of the secured promissory note received a warrant to purchase 1,000,000 shares of common stock exercisable at an exercise price of $0.352 per share. This warrant was subsequently exercised in the first quarter of 2021.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The subordinated note and accrued and unpaid interest are due September 30, 2021. The Company made a principal payment of $250,000 in April 2021. Accrued interest on this subordinated promissory note totaled $12,466 at March 31, 2021.

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

6. Other Indebtedness

Other indebtedness consisted of the following:

	March 31,	December 31,
	2021	2020

Mortgage Payable	$618,721	$619,461
Paycheck Protection Program Loan	25,200	25,200

Total	643,921	644,661
Less current portion	(618,721)	(619,461)
Total Other Indebtedness - Long-Term	$25,200	$25,200

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

The Company leases the Denver warehouse property to a tenant under an operating lease expiring June 30, 2021 for a monthly rent of $7,500. The lease requires the tenant reimburse us for property taxes and insurance and to maintain the interior and exterior of the warehouse (except for the roof). Minimum future rents for 2021 are $22,500.

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

On April 29, 2020, Generation Hemp, Inc. received disbursement of an approved PPP loan in the amount of $25,200. The Company received notice that the PPP Loan principal and interest thereon was fully forgiven on April 20, 2021.

7. Commitments and Contingencies

Leases – The Company assumed Halcyon’s lease of office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $4,000 in the three months ended March 31, 2021.

The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $27,110 in the three months ended March 31, 2021. A right-of-use asset and lease liability is recorded for this lease.

The right-of-use asset represent the right to use the underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. A right-of-use asset and lease liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As the lease does not provide an implicit rate, the Company used its estimated incremental borrowing rate of 10% in determining the present value of the lease payments.

Pending Insurance Claim – In 2019, drying equipment that Halcyon purchased from a third party was being placed into service when a fire loss subsequently occurred and destroyed the equipment causing significant business interruption. The cost of this drying equipment totaled $1.1 million. In 2020, Halcyon received, as partial payment, insurance proceeds of $595,000 from its insurance carrier.

In the acquisition of Halcyon, the Company assumed Halcyon’s rights to any future recoveries related to the fire loss. The Company has filed for additional claims of in excess of $1.0 million against Halcyon’s insurance carrier including violation of Prompt Payment of Claims Act and Texas Insurance Code violations. The Company may also pursue additional recovery of its losses against the third-party general contractor and its insurers. No amounts have been recognized for the possible recovery of these losses.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot predict the ultimate outcome of these matters.

 JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE, LLC (“JDONE”) is a wholly owned subsidiary of the Company and landlord of a commercial warehouse building that was leased to Grand Traverse Holdings, LLC on December 31, 2018 for a term of 61 months, with a personal guaranty from Defendant John Gallegos. On April 12, 2019, Grand Traverse presented JDONE with an alleged forged, signed copy of the draft early termination amendment that JDONE had previously rejected. JDONE has suffered damages due to Defendant’s alleged misconduct of approximately $823,504 plus interest and attorney’s fees. A court ordered mediation was held in May 2020 without success. All material defendant motions have been denied by the court. The case is set for jury trial in June 2021. We believe that Grand Traverse Holdings, LLC and John Gallegos are jointly liable for the asserted damages and continue to vigorously pursue our claims.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII”) vs. Energy Hunter Resources, Inc.

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR has filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At March 31, 2021, the Company had accrued $252,583 for this judgment.

Arbitration – Jones & Keller, P.C.

In February 2021, Jones & Keller, P.C., a Denver law firm that previously represented the Company, filed an arbitration demand against the Company and JDONE for the payment of alleged legal fees owing regarding our lawsuit against Grand Traverse Holdings, LLC and John Gallegos discussed above. We subsequently engaged new legal counsel and filed a counterclaim for charging inappropriate and unreasonable legal fees and for unreasonable, unnecessary and duplicative work. An arbitration hearing is anticipated during the summer of 2021.

8. Equity

Series A Preferred Stock – The Company has 6,328,948 shares of Series A Preferred outstanding. Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate.

December 2020 Issuance of Series B Preferred Stock Units – On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans, our Chief Executive Officer, an aggregate of 135 preferred stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50,000 shares of common stock of the Company.

The sale of the preferred stock units for $10,000 each resulted in aggregate gross proceeds of approximately $1.35 million, before deducting estimated offering expenses payable by the Company. Substantially all of the proceeds raised in the offering were used to fund the acquisition of assets of Halcyon, expenses related thereto and for general corporate purposes.

Each share of Series B Preferred Stock is initially convertible into 25,000 shares of common stock, subject to adjustment. Holders of Series B Preferred Stock are entitled to receive dividends of 6.00% per annum based on the stated value equal to $10,000 per share. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the related certificate of designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of its common stock, (e) enter into any agreement with respect to any of the foregoing, or (f) pay cash dividends or distributions on any equity securities of the Company other than pursuant to the terms of the outstanding Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Beginning the later of June 30, 2021 or the effectiveness of any registration statement registering the underlying common shares, all or any portion of the Series B Preferred Stock may be converted, at their holder’s option, into 25,000 shares of common stock, as adjusted for any stock dividends, splits, combinations or similar events.

At any time after the occurrence of a “Qualifying Event,” the Company, upon 5-day written notice, shall have the right to cause each share of Series B Preferred Stock (and all accrued in-kind dividends with respect thereto) to be converted into common stock. For purposes of this automatic conversion of the Series B Preferred Stock, a “Qualifying Event” shall have occurred if (A) (1) the rolling five-trading day volume-weighted average trading price of shares of the common stock exceeds $1.00, and (2) there shall be an effective registration statement under the Securities Act of 1933, as amended covering all of the shares of common stock which would be issuable upon conversion of all of the outstanding shares of Series B Preferred Stock or (B) the Company closes a firm commitment underwriting of the common stock on a Form S-1 Registration Statement with aggregate gross proceeds of at least $5,000,000 at a price per share equal to or greater than $1.00. In each instance, a conversion may not be made unless the Company has filed an amendment to its Articles of Incorporation effecting an increase in its authorized common stock so that the Company has a sufficient number of authorized and unissued shares of common stock so as to permit the conversion of all outstanding shares.

The Series B Preferred Stock may be redeemed by the Company for its stated value, plus accrued and unpaid dividends, at any time. On June 30, 2021, September 30, 2021 and December 31, 2021, redemption payments of 12.5% each of the total amount of Series B Preferred Stock then outstanding plus accrued dividends will be due from the Company to each Holder of Series B Preferred Stock. The first required redemption payment was made in April 2021.

Each warrant is exercisable until December 30, 2022 at an exercise price of $0.352 per share.

Common Stock – At March 31, 2021, the Company had 34,977,953 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	February 2020 Issuance of Common Stock Units – In February 2020, the Company issued 250,000 common units for $100,000. Each unit consisted of one share of common stock and a warrant for purchase of one common share for $0.40 per share. The warrant expires March 1, 2022 and contain certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price. Proceeds of this issuance were used for general corporate purposes.

The common stock issued in the exchange was valued using the trading price of the common stock on February 20, 2020. The warrants were valued at $45,848 using a binomial lattice valuation model using inputs as of the exchange date. Our expected volatility assumption was based on the historical volatility of the Company’s common stock (252%). The expected life assumption was based on the expiration date of the warrant (two years). The risk-free interest rate for the expected term of the warrant was based on the U.S. Treasury yield curve in effect at the time of measurement (1.39%). The warrants are classified within equity in the consolidated balance sheets. Under GAAP, the anti-dilution provisions will be accounted for if and when these provisions are triggered.

●	Acquisition of Certain Assets of Halcyon – the Company issued 6,250,000 shares of common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year) in the acquisition. Refer to Note 3.
●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance.
●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 million for the exercise of 8,428,976 outstanding warrants.
●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt. Refer to Note 5.
●	Stock-based Compensation – The Company issued 500,000 restricted common shares as incentive compensation to two executives who joined the Company in the first quarter of 2021.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued upon exchange of EHR Series C Preferred Stock (1)	1,065,340	$0.352	November 27, 2021	Cash
Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,316	$0.352	November 27, 2021	Cashless
Issued in February 2020 with common stock units (2)	250,000	$0.400	March 1, 2022	Cash
Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor (1)	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	Jan-Feb, 2023	Cash
Total warrants outstanding at December 31, 2020	16,159,656

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

Following is a summary of outstanding stock warrants activity for the periods presented:

Warrants as of January 1, 2020	14,488,632
Issued	250,000
Warrants as of March 31, 2020	14,738,632

Warrants as of January 1, 2021	22,988,632
Issued	1,600,000
Exercised	(8,428,976)
Warrants as of March 31, 2021	16,159,656

9. Stock-Based Compensation

We award restricted stock or stock options as incentive compensation to employees. Generally, these awards include vesting periods of up to three years from the date of grant.

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $158,500 as incentive compensation to two executives who joined the Company. Compensation expense related to these awards totaled $42,250 for the three months ended March 31, 2021. As of March 31, 2021, there was $116,250 of total unrecognized compensation cost related to unvested awards to be recognized over a weighted-average period of nine months.

10. Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. An income tax benefit for the three months ended March 31, 2021 or 2020 was not recognized because tax losses incurred were fully offset by a valuation allowance against deferred tax assets. There were no uncertain tax positions as of March 31, 2021.

11. Supplemental Cash Flow Information

	For the three months ended March 31,
	2021	2020

Cash paid for interest	$31,446	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	2,500,000	-
- issuance of subordinated note	850,000	-
- assumption of Halcyon bank note	995,614	-
Series B preferred stock dividend payable	20,250	-
Issuance of common stock units previously subscribed	50,000	-
Issuances of common shares for exchange or conversion of debt	2,160,269	-

12. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended March 31,
	2021	2020
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(1,833,588)	$(718,888)
(Loss) income from discontinued operations	(3,294)	6,322
Less: preferred stock dividends	(20,250)	-
Net loss attributable to common stockholders	$(1,857,132)	$(712,566)

Denominator
Weighted average shares used to compute basic EPS	26,691,992	17,242,955
Dilutive effect of preferred stock	79,322,376	75,947,376
Dilutive effect of common stock warrants	9,881,349	3,325,039
Weighted average shares used to compute diluted EPS	115,895,717	96,515,370

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)
(Loss) income from discontinued operations
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Earnings (loss) per share
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

The computation of diluted earnings per common share excludes the assumed conversion of the Series A and Series B Preferred Stock and exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method.

13. Subsequent Events

On April 6, 2021, the Company announced that Chad Burkhardt has joined the Company as its Vice President and General Counsel, effective April 1, 2021. In addition to his annual salary, the Company agreed to make a future grant to Mr. Burkhardt of $750,000 worth of options for the purchase of our common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Such options will vest annually in equal installments over a three year period from his date of hire.

On April 20, 2021, the Company’s PPP Loan in the amount of $25,200 was forgiven.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”), as well as the financial statements and related notes appearing therein and elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and in our Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a holding company active within the “hemp” space. We were incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, we purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger (the “Transaction”). Upon closing of the Transaction, we changed our name to Generation Hemp, Inc.

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. We cannot guarantee that we will be successful in the hemp business. We are subject to the risks associated with the regulatory environment in the industry in which we operate. In addition, we are subject to risks inherent in a small company, including limited capital resources, delays and cost overruns due to price and cost increases. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. The Company plans to significantly expand its business lines to include post-processing of biomass for use in a number of new products. This expansion will require certain new equipment be procured.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

As of March 31, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its new strategy and execute its acquisition plans.

We are focused on executing our operating strategy now that the Halcyon acquisition has been completed. Management expects to renew contracts with new and existing Halcyon customers for the 2021 harvest. Expansion of our business lines is also expected to result in growth in revenues.

The Company will continue to pursue additional funding opportunities in order to fund future acquisitions and meet its obligations as they become due. In the event financing cannot be obtained, the Company may not be able to satisfy these plans and obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of COVID-19 Pandemic on Our Business – Our business, results of operations and financial condition have been adversely affected by the COVID-19 pandemic, beginning in mid-March 2020. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or may worsen.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The net loss for the three months ended March 31, 2021 was $1.8 million as compared with a net loss of $743 thousand for the same period of 2020. We completed the acquisition of Halcyon in January 2021. The first six months of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. We are presently pursuing midstream services contracts with customers for the 2021 harvest season including larger volume customers that could require year-round processing.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $4 thousand for the three months ended March 31, 2021 as compared with income of $7 thousand in the 2020 period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to downturns in oil & gas pricing and production and disposals of property interests.

Revenue. Revenue from continuing operations for the first quarter of 2021 includes limited post-harvest and midstream services revenue of $45 thousand since completion of the Halcyon acquisition due to seasonality. Rental revenue totaling $22 thousand was unchanged in the 2021 and 2020 periods. The Company leases its Denver warehouse under a lease for $7.5 thousand per month expiring June 30, 2021.

Cost of Revenue. Cost of revenue for the first quarter of 2021 was $158 thousand and consisted of direct labor, supplies and overhead for the Company's post-harvest and midstream services operations which commenced with the Halcyon acquisition.

Merger and Acquisition Costs. We incurred $11 thousand of costs for evaluating acquisition opportunities during the three months ended March 31, 2021 and $86 thousand in such expenses in the comparable 2020 period as a result of the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $1.1 million for the three months ended March 31, 2021 as compared with $570 thousand in 2020 period. The increase in general and administrative expense in the 2021 period is principally due to bonus compensation totaling $600 thousand paid to our CEO for successful completion of the Halcyon acquisition and achievement of strategic goals for the Company partially offset by lower professional fees incurred. This special bonus was also given in consideration of the minimal compensation paid to the CEO during calendar year 2020. General and administrative expense for the first quarter of 2021 also includes $42 thousand of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense totaled $350 thousand in the three months ended March 31, 2021 as compared with $23 thousand for the same period of 2020. The increase in the 2021 period is due to completion of the Halcyon acquisition including $245 thousand for amortization of acquired intangible assets. The allocation of the purchase price to the assets acquired in the Halcyon acquisition is preliminary. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Other Income/Expense. Total other expense was $252 thousand for the three months ended March 31, 2021 as compared with $93 thousand for the comparable 2020 period. The largest item of total other expense is interest expense which has increased due to having higher levels of indebtedness. Interest expense for the 2021 period includes amortization of debt discounts totaling $163 thousand.

In the first quarter of 2021, we sold our investment in the common stock we held for total proceeds of $35 thousand. This publicly traded security was marked to market each balance sheet date until its sale.

Income from Discontinued Operations. In the three months ended March 31, 2020, we recognized income from discontinued operations of $7 thousand as compared with a loss of $4 thousand in the three months ended March 31, 2021. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements – Note 4 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first three months of 2021 was as follows:

●	Cash used in operating activities was $1.5 million. This included a negative impact for payment of accounts payable and accrued liabilities totaling $191 thousand.
●	Net cash used in investing activities totaled $1.5 million including an expenditure of $1.5 million for the cash portion of the total consideration for the Halcyon acquisition and proceeds from the sale of our investment in common stock of $35 thousand.
●	Net cash from financing activities totaled $1.5 million. This amount included $3.3 million of cash inflows from the issuance of common stock units and proceeds from warrant exercises. We used $1.8 million of cash for repayment of outstanding indebtedness.

We had no cash flows from discontinued operations in the first three months of 2021.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we grow our hemp business.

We expect that we will require additional capital to fund operations, including hiring additional employees, completing acquisitions and funding capital expenditures during the next twelve-month period.

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

Indebtedness

The Company’s indebtedness at March 31, 2021 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6—Other Indebtedness.”

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report, at the reasonable assurance level.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Item I, “Financial Statements – Note 7 – Commitments and Contingencies” in the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.

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

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.3	Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible Voting Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

3.4	Certificate of Designation of Rights, Preferences and Limitations of the Series B Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.1	2020 Form of Generation Hemp Warrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Exhibit filed herewith.
**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

May 17, 2021	By:	Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer