Form 10-Q
period 2021-06-30
Generation Hemp, Inc.
filed 2021-08-13
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 13, 2021, the registrant had 34,977,953 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events;

●	the marketability of our products;

●	financial condition and liquidity of our customers;

●	competition in the hemp markets;

●	industry and market conditions;

●	requisition of our services by major customers and our ability to renew processing and services contracts;

●	credit and performance risks associated with customers, suppliers, banks and other financial counterparties;

●	availability, timing of delivery and costs of key supplies, capital equipment or commodities;

●	our future capital requirements and our ability to raise additional capital to finance our activities;

●	the future trading of our common stock;

●	legal and regulatory risks associated with OTC Markets;

●	our ability to operate as a public company;

●	our ability to protect our proprietary information;

●	general economic and business conditions; the volatility of our operating results and financial condition;

●	our ability to attract or retain qualified senior management personnel and research and development staff;

●	timing for completion of major acquisitions or capital projects;

ii

●	our ability to obtain additional financing on favorable terms, if required, to complete acquisitions as currently contemplated or to fund the operations and growth of our business;

●	operating or other expenses or changes in the timing thereof;

●	compliance with stringent laws and regulations, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements, especially with respect to the industry in which we operate;

●	potential legal proceedings and regulatory inquiries against us; and

●	other risks identified in this report that are not historical.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$210,898	$2,776,425
Accounts receivable	4,940	-
Inventories	700,000	-
Prepaid expenses	10,298	-
Total Current Assets	926,136	2,776,425

Property and Equipment
Property and equipment	2,974,820	1,222,430
Accumulated depreciation	(311,283)	(102,938)
Total Property and Equipment, Net	2,663,537	1,119,492

Operating lease right-of-use asset	310,027	-
Intangible assets, net	2,851,064	-
Other assets	49,650	23,077

Total Assets	$6,800,414	$3,918,994

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$814,776	$1,053,542
Accrued liabilities	387,432	337,588
Payables to related parties	102,333	448,271
Operating lease liability - related party	96,321	-
Notes payable – related parties	1,706,038	3,336,592
Other indebtedness - current	617,523	619,461
Common stock issuable	-	50,000
Current liabilities of discontinued operations held for sale	138,289	140,068
Total Current Liabilities	3,862,712	5,985,522
Operating lease liability - related party, net of current portion	213,706	-
Other indebtedness - long-term	-	25,200
Long-term liabilities of discontinued operations held for sale	155,647	144,149
Total Liabilities	4,232,065	6,154,871

Commitments and Contingencies	-	-

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 135 shares issued and outstanding	454,058	729,058

Equity (Deficit)
Series A preferred stock, no par value; $1.00 stated value; 6,500,000 shares authorized, 6,328,948 shares issued and outstanding	4,975,503	4,975,503
Common stock, no par value; 100,000,000 shares authorized, 34,977,953 and 17,380,317 shares issued and outstanding at June 30, 2021 and December 31, 2020	15,733,125	6,083,480
Common stock warrants	2,894,642	4,436,018
Accumulated deficit	(21,250,601)	(18,220,705)
Generation Hemp equity	2,352,669	(2,725,704)
Noncontrolling interest	(238,378)	(239,231)
Total Equity (Deficit)	2,114,291	(2,964,935)

Total Liabilities and Equity (Deficit)	$6,800,414	$3,918,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenue
Post-harvest and midstream services	$3,355	$-	$47,965	$-
Rental	22,500	22,500	45,000	45,000
Total revenue	25,855	22,500	92,965	45,000

Costs and Expenses
Cost of revenue (exclusive of items shown separately below)	112,195	-	270,260	-
Depreciation and amortization	341,447	16,039	691,075	38,923
Merger and acquisition costs	-	7,013	16,115	93,024
General and administrative	514,299	204,981	1,635,231	774,837
Total costs and expenses	967,941	228,033	2,612,681	906,784

Operating loss	(942,086)	(205,533)	(2,519,716)	(861,784)

Other expense (income)
Interest and other income	(25,424)	-	(25,424)	(1)
Change in fair value of marketable security	-	(7,057)	(11,770)	16,562
Interest expense	232,462	66,884	496,302	136,400
Total other expense	207,038	59,827	459,108	152,961

Loss from continuing operations	(1,149,124)	(265,360)	(2,978,824)	(1,014,745)
(Loss) income from discontinued operations	(6,205)	(4,212)	(9,719)	2,532

Net loss	$(1,155,329)	$(269,572)	$(2,988,543)	$(1,012,213)
Less: net loss (income) attributable to noncontrolling interests	(2,815)	(9,287)	853	(39,362)

Net loss attributable to Generation Hemp	$(1,152,514)	$(260,285)	$(2,989,396)	$(972,851)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.06)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)
(Loss) income from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.06)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Equity

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Common Stock	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Deficit	Interest	(Deficit)

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Net loss	-	-	-	-	-	-	-	(712,566)	(30,075)	(742,641)

Balance at March 31, 2020	-	-	6,328,948	$4,975,503	17,380,317	6,083,480	3,472,794	(17,434,602)	(214,626)	(3,117,451)
Issuance of common stock units	-	-			-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(260,285)	(9,287)	(269,572)

Balance at June 30, 2020	-	$-	6,328,948	$4,975,503	17,380,317	$6,083,480	$3,472,794	$(17,694,887)	$(223,913)	$(3,387,023)

Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	800,000	136,707	263,293	-	-	400,000
Warrant exercises	-	-	-	-	8,428,976	4,771,669	(1,804,669)		-	2,967,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Stock-based compensation	-	-	-	-	500,000	42,250	-	-	-	42,250
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Net loss	-	-	-	-	-	-	-	(1,836,882)	3,668	(1,833,214)

Balance at March 31, 2021	135	729,058	6,328,948	$4,975,503	34,977,953	15,694,375	2,894,642	(20,077,837)	(235,563)	3,251,120
Stock-based compensation	-	-	-	-	-	38,750	-	-	-	38,750
Series B preferred stock redemptions	-	(275,000)	-	-	-	-	-	-	-	-
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Net loss	-	-	-	-	-	-	-	(1,152,514)	(2,815)	(1,155,329)

Balance at June 30, 2021	135	$454,058	6,328,948	$4,975,503	34,977,953	$15,733,125	$2,894,642	$(21,250,601)	$(238,378)	$2,114,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(2,988,543)	$(1,012,213)
Loss from discontinued operations	(9,719)	2,532
Net loss from continuing operations	(2,978,824)	(1,014,745)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	691,075	38,923
Amortization of debt discount	328,320	-
Stock-based compensation	81,000	-
Other income - PPP Loan forgiveness	(25,424)	-
Loss on disposal of property and equipment	-	539
Change in fair value of marketable securities	(11,770)	16,562
Changes in operating assets and liabilities:
Accounts receivable	70,530	-
Prepaid expenses and other assets	(10,298)	-
Accounts payable and accrued liabilities	(244,741)	463,610
Net cash from operating activities – continuing operations	(2,100,132)	(495,111)
Net cash from operating activities – discontinued operations	-	31,717
Net cash from operating activities	(2,100,132)	(463,394)

Cash Flows From Investing Activities
Capital expenditures	(40,220)	-
Acquisition of Certain Assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	(1,525,470)	-
Proceeds from sale of investment in common stock	34,847	-
Net cash from investing activities – continuing operations	(1,530,843)	-
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	(1,530,843)	-

Cash Flows From Financing Activities
Proceeds for common stock issuable	-	50,000
Issuance of common stock units	350,000	100,000
Redemptions of Series B preferred stock	(137,500)	-
Series B preferred stock dividends paid	(16,500)	-
Proceeds from warrant exercises	2,967,000	-
Repayment of Halcyon bank note	(995,614)	-
Proceeds from SBA PPP Loan	-	25,200
Proceeds (repayment) of subordinated notes	(1,100,000)	205,000
Payment of mortgage payable	(1,938)	(3,615)
Net cash from financing activities – continuing operations	1,065,448	376,585
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	1,065,448	376,585

Net change in cash	(2,565,527)	(86,809)

Cash, beginning of period	2,776,425	101,337
Cash, end of period	$210,898	$14,528

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

As of June 30, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

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

We are focused on executing our operating strategy now that the Halcyon acquisition has been completed. Management expects to renew and obtain new contracts with both new and existing Halcyon customers for the 2021 harvest. In July 2021, two toll processing agreements with Halcyon’s customers were awarded (see Note 13). Under terms of these agreements, the Company will dry, strip, process and store approximately ten million pounds of hemp biomass assets. Process operations from these contracts are expected to commence in July 2021. Expansion of our business lines is also expected to result in additional revenues.

The Company will continue to pursue additional capital raising opportunities in order to fund future acquisitions and meet its obligations as they become due. In the event financing cannot be obtained, the Company may not be able to satisfy these plans and obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of June 30, 2021 or December 31, 2020.

During the three and six months ended June 30, 2021, one customer accounted for approximately 93% and 90% of our post-harvest and midstream services revenue, respectively. No amounts were outstanding from this customer at June 30, 2021.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at June 30, 2021 or December 31, 2020.

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

The following table summarizes the purchase price allocation for the assets acquired. This allocation is preliminary. The final allocation of the purchase price will be determined at a later date and is dependent on a number of factors, including the final evaluation of the fair value of tangible and identifiable intangible assets acquired. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

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

On March 3, 2021, the Company repaid the outstanding principal and interest balance on the $850,000 promissory note issued in connection with the acquisition.

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2020, to give effect to certain events that management believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

●	an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets; and

●	an adjustment to interest expense to reflect the reduced borrowings due to the repayment of Halcyon’s historical debt in conjunction with the acquisition;

The supplemental pro forma financial information for the periods presented is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue, continuing operations	$25,855	$102,080	$94,203	$132,006
Loss from continuing operations	(1,149,124)	(425,651)	(3,047,721)	(1,588,419)
Earnings (loss) per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.11)	$(0.09)

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

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	June 30,	December 31,
	2021	2020
Assets -
Oil and Natural Gas Properties held for sale, at cost, using the successful efforts method	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities
Accrued liabilities	$33,804	$31,117
Asset retirement obligations	52,368	56,834
Revenue payable	52,117	52,117
Note payable	-	-
Current liabilities of discontinued operations held for sale	138,289	140,068

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	155,647	144,149
Total liabilities of discontinued operations held for sale	$293,936	$284,217

The following is a summary of the major classes of line items constituting (loss) income on discontinued operations shown in the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue -
Oil and gas sales	$16,119	$9,217	$38,108	$80,325

Costs and Expenses
Lease operating expense	18,067	22,033	40,795	60,337
Depreciation, depletion & amortization	-	1,928	-	9,942
Accretion	4,257	4,309	7,032	8,605
Gain on disposal of oil & gas property interests	-	(24,008)		(24,008)
Total costs and expenses	22,324	4,262	47,827	54,876

Interest expense	-	9,167	-	22,917

Income from discontinued operations	$(6,205)	$(4,212)	$(9,719)	$2,532

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	June 30,	December 31,
	2021	2020

Senior Secured Promissory Note	$-	$1,500,000
Convertible Promissory Note	-	208,874
Subordinated Promissory Note to CEO	490,000	490,000
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	250,000	500,000

Total	1,740,000	3,698,874
Less debt discounts	(33,962)	(362,282)

Total Notes Payable – Related Parties	$1,706,038	$3,336,592

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

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $15,986 at June 30, 2021 and $22,393 at December 31, 2020.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum and initially matured on June 30, 2021. Effective June 30, 2021, the promissory note was extended to a new maturity date of December 31, 2021. The Company agreed to issue 20,000 restricted common shares as an extension fee and made payment of $50,000 of accrued interest in July 2021. A principal payment of $250,000 is due on October 1, 2021. The remaining principal and interest is due upon maturity. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon.

The holder of the secured promissory note received a warrant to purchase 1,000,000 shares of common stock exercisable at an exercise price of $0.352 per share upon origination of the promissory note in 2020. This warrant was subsequently exercised in the first quarter of 2021.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The subordinated note and accrued and unpaid interest are due September 30, 2021. The Company made a principal payment of $250,000 in April 2021. Accrued interest on this subordinated promissory note totaled $12,483 at June 30, 2021.

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

6. Other Indebtedness

Other indebtedness consisted of the following:

	June 30,	December 31,
	2021	2020

Mortgage Payable	$617,523	$619,461
Paycheck Protection Program Loan	-	25,200

Total	617,523	644,661
Less current portion	(617,523)	(619,461)
Total Other Indebtedness - Long-Term	$-	$25,200

Mortgage Payable and Operating Lease—The Company is obligated under a mortgage payable, dated September 15, 2014 and as amended October 1, 2019, secured by its warehouse property located in Denver, Colorado. The note provided for a 25-year amortization period and an initial interest rate of 9% annually. As amended, the note matured on January 15, 2021 but was extended under terms of the amendment to July 15, 2021 after payment by the Company of an extension fee of 1% of the then outstanding principal. The rate during this extension period is 11% annually and the monthly payment is $6,067. The mortgage payable was subsequently extended to October 15, 2021 (see Note 13).

The Company leases the Denver warehouse property to a tenant under an operating lease which was recently renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7,500. The lease requires a true-up with the tenant for property taxes and and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for the remainder of 2021 are $37,500, for 2022 are $90,000 and for 2023 are $52,500.

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

On April 29, 2020, we received disbursement of an approved PPP loan in the amount of $25,200. The Company received notice from the SBA that the PPP Loan principal and interest thereon was fully forgiven on April 20, 2021.

7. Commitments and Contingencies

Leases – The Company assumed Halcyon’s lease of office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $6,000 and $10,000 in the three and six months ended June 30, 2021, respectively.

The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $30,747 and $57,857 in the three and six months ended June 30, 2021, respectively. A right-of-use asset and lease liability is recorded for this lease.

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

Pending Insurance Claim – In 2019, drying equipment that Halcyon purchased from a third party was being placed into service when a fire loss subsequently occurred and destroyed the equipment causing significant business interruption. The cost of this drying equipment totaled $1.1 million. In 2020, Halcyon received, as partial payment, insurance proceeds of $595,000 from its insurance carrier. The Company made a formal claim against the insurance carrier.

In the acquisition of Halcyon, the Company assumed Halcyon’s rights to any future recoveries related to the fire loss. The Company has filed for additional claims of in excess of $1.0 million against Halcyon’s insurance carrier including violation of Prompt Payment of Claims Act and Texas Insurance Code violations. The Company is in the process of formulating legal action against the insurance carrier. No amounts have been recognized for the possible recovery of these losses.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot predict the ultimate outcome of these matters.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE, LLC (“JDONE”) is a wholly owned subsidiary of the Company and landlord of a commercial warehouse building that was leased to Grand Traverse Holdings, LLC on December 31, 2018 for a term of 61 months, with a personal guaranty from Defendant John Gallegos. On April 12, 2019, Grand Traverse presented JDONE with an alleged forged, signed copy of the draft early termination amendment that JDONE had previously rejected. JDONE has suffered damages due to Defendant’s alleged misconduct of approximately $823,504 plus interest and attorney’s fees. A court ordered mediation was held in May 2020 without success. All material defendant motions have been denied by the court. The case is set for jury trial in January 2022. We believe that Grand Traverse Holdings, LLC and John Gallegos are jointly liable for the asserted damages which approximate $1 million and continue to vigorously pursue our claims.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII”) vs. Energy Hunter Resources, Inc.

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At June 30, 2021, the Company had accrued $252,583 for this judgment.

Arbitration – Jones & Keller, P.C.

In February 2021, Jones & Keller, P.C., a Denver law firm that previously represented the Company, filed an arbitration demand against the Company and JDONE for the payment of alleged legal fees of approximately $150,000 regarding our lawsuit against Grand Traverse Holdings, LLC and John Gallegos discussed above. We subsequently engaged new legal counsel and filed a counterclaim for charging inappropriate and unreasonable legal fees and for unreasonable, unnecessary and duplicative work from two attorneys employed by Jones & Keller, P.C. who previously worked the case. A one-day arbitration hearing concerning this matter was held in late-July 2021 where both parties presented their case. A final ruling is anticipated within the third quarter of 2021.

8. Equity

Series A Preferred Stock – The Company has 6,328,948 shares of Series A Preferred outstanding. Each share of the Series A Preferred; (a) converts into 12 shares of common stock of the Company, (b) possesses full voting rights, on an as-converted basis, with the common stock of the Company, and (c) has no dividend rate.

December 2020 Issuance of Series B Preferred Stock Units – On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans, our Chief Executive Officer, an aggregate of 135 preferred stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50,000 shares of common stock of the Company until December 30, 2022 at an exercise price of $0.352 per share.

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

The Series B Preferred Stock may be redeemed by the Company for its stated value, plus accrued and unpaid dividends, at any time. On September 30, 2021 and December 31, 2021, redemption payments of 12.5% each of the total amount of Series B Preferred Stock then outstanding plus accrued dividends will be due from the Company to each Holder of Series B Preferred Stock. The first required redemption payments were made in April 2021.

In May and June of 2021, the three holders of the Company’s Series B Preferred Stock and associated warrants (the “Series B Preferred Units”), including the Company’s chief executive officer, entered into transactions in which they accepted the mandatory redemption payment required pursuant to the Series B Preferred Stock certificate of designation in a number of Series B Units to effectively waive the redemption requirement. All other terms of the Series B Units remain unchanged and the holders’ ownership interest in the Series B Preferred Units remains the same as it was before such transactions.

Common Stock – At June 30, 2021, the Company had 34,977,953 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	February 2020 Issuance of Common Stock Units – In February 2020, the Company issued 250,000 common units for $100,000. Each unit consisted of one share of common stock and a warrant for purchase of one common share for $0.40 per share. The warrant expires March 1, 2022 and contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price. Proceeds of this issuance were used for general corporate purposes.

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

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt. Refer to Note 5.

●	Stock-based Compensation – The Company issued 500,000 restricted common shares as incentive compensation to two executives who joined the Company in the first quarter of 2021.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued upon exchange of EHR Series C Preferred Stock (1)	1,065,340	$0.352	November 27, 2021	Cash
Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,316	$0.352	November 27, 2021	Cashless
Issued in February 2020 with common stock units (2)	250,000	$0.400	March 1, 2022	Cash
Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor (1)	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	Jan-Feb, 2023	Cash
Total warrants outstanding at June 30, 2021	16,159,656

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

Following is a summary of outstanding stock warrants activity for the periods presented:

Warrants as of January 1, 2020	14,488,632
Issued	250,000
Warrants as of June 30, 2020	14,738,632

Warrants as of January 1, 2021	22,988,632
Issued	1,600,000
Exercised	(8,428,976)
Warrants as of June 30, 2021	16,159,656

9. Stock-Based Compensation

We award restricted stock or stock options as incentive compensation to employees. Generally, these awards include vesting periods of up to three years from the date of grant.

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $158,500 as incentive compensation to two executives who joined the Company. Compensation expense related to these awards totaled $38,750 and $81,000 for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was $77,500 of total unrecognized compensation cost related to unvested awards to be recognized over a weighted-average period of six months.

On April 6, 2021, the Company announced that Chad Burkhardt has joined the Company as its Vice President and General Counsel, effective April 1, 2021. In addition to his annual salary, the Company agreed to make a future grant to Mr. Burkhardt of $750,000 worth of options for the purchase of our common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Such options will vest annually in equal installments over a three-year period from his date of hire.

10. Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. An income tax benefit for the three and six months ended June 30, 2021 or 2020 was not recognized because tax losses incurred were fully offset by a valuation allowance against deferred tax assets. There were no uncertain tax positions as of June 30, 2021.

11. Supplemental Cash Flow Information

	For the six months ended June 30,
	2021	2020

Cash paid for interest	$45,342	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	2,500,000	-
- issuance of subordinated note	850,000	-
- assumption of Halcyon bank note	995,614	-
Series B preferred stock dividend payable	24,000	-
Issuance of common stock units previously subscribed	50,000	-
Issuances of common shares for exchange or conversion of debt	2,160,269	-

12. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(1,146,697)	$(256,337)	$(2,980,285)	$(975,224)
(Loss) income from discontinued operations	(5,817)	(3,948)	(9,111)	2,373
Less: preferred stock dividends	(20,250)	-	(40,500)	-
Net loss attributable to common stockholders	$(1,172,764)	$(260,285)	$(3,029,896)	$(972,851)

Denominator
Weighted average shares used to compute basic EPS	34,977,953	17,380,317	26,691,992	17,311,636
Dilutive effect of preferred stock	79,322,376	75,947,376	79,322,376	75,947,376
Dilutive effect of common stock warrants	11,654,942	-	11,787,111	743,784
Weighted average shares used to compute diluted EPS	125,955,271	93,327,693	117,801,479	94,002,796

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.06)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)
(Loss) income from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.06)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)

The computation of diluted earnings per common share excludes the assumed conversion of the Series A and Series B Preferred Stock and exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method.

13. Subsequent Events

In July 2021, the Company executed two new Toll Processing Agreements with a leading hemp processor and CBD product manufacturer and a large farmer. Under terms of these agreements, the Company will dry, strip, process and store approximately ten million pounds of hemp biomass assets. Process operations from this contract are expected to commence in July 2021.

In July 2021, the Company filed a Preliminary Information Statement on Schedule 14C with the SEC for the appointment of three directors to the Company’s Board of Directors and to implement other governance matters. The directors will assume their roles following the effective date of the information statement.

In July 2021, the mortgage payable secured by the Company’s Denver warehouse was amended to a new maturity date of October 15, 2021. The Company made a $100,000 principal payment and paid an extension fee of $6,000 in July 2021 for this amendment. The rate during the extension period was increased to 12% annually and the new monthly payment is $5,279.

In July and August 2021, our CEO made advances totaling $200,000 to the Company under a promissory note. Proceeds were used in part to make the additional principal payment required under the mortgage payable extension agreement and for other general corporate purposes. The note matures on January 1, 2022 and bears interest at 10%.

In August 2021, the Company entered into an agreement with a third-party to provide biomass processing and other services for approximately one to two million pounds of hemp biomass. The Company will obtain ownership rights to such biomass upon pick up at the customer’s facilities and will be compensated in-kind of the processed product with the customer receiving an earn-out payment, following allocated fees and all costs and expenses incurred by the Company, equal to 40% of the net profit the Company receives from the processed product.

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

In 2020, Halcyon had revenues of $3.0 million for the processing of approximately 8.5 million pounds of hemp biomass. With contracts recently executed in July 2021, we expect to process at least 10 million pounds during the ten months. Also, we are expanding Halcyon’s business lines to include post-processing of biomass for use in a number of new products. This expansion has required the purchase of certain new equipment.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

As of June 30, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its new strategy and execute its acquisition plans.

We are focused on executing our operating strategy now that the Halcyon acquisition has been completed. Management expects to renew and obtain new contracts with both new and existing Halcyon customers for the 2021 harvest. In July 2021, two toll processing agreements with Halcyon’s customers were awarded (see Note 13). Under terms of these agreements, the Company will dry, strip, process and store approximately ten million pounds of hemp biomass assets. Process operations from these contracts are expected to commence in July 2021. Expansion of our business lines is also expected to result in additional revenues.

The Company will continue to pursue additional capital raising opportunities in order to fund future acquisitions and meet its obligations as they become due. In the event financing cannot be obtained, the Company may not be able to satisfy these plans and obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The net loss for the three months ended June 30, 2021 was $1.2 million as compared with a net loss of $260 thousand for the same period of 2020. We completed the acquisition of Halcyon in January 2021. The first six months of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. The net loss for the three months ended June 30, 2021 includes $341 thousand for depreciation and amortization as compared with $16 thousand in the 2020 period due to the Halcyon acquisition. Our remaining operating expenses were higher by approximately $414 thousand because of the Halcyon acquisition and other corporate staffing additions made this year.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $6 thousand for the three months ended June 30, 2021 as compared with a loss of $4 thousand in the 2020 period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to downturns in oil & gas pricing and production and disposals of property interests.

Revenue. Revenue from continuing operations for the second quarter of 2021 includes post-harvest and midstream services revenue of $3 thousand. These revenues are typically limited due during the first half of each year until harvest. Rental revenue totaling $22 thousand was unchanged in the 2021 and 2020 periods. The lease of the Company’s Denver warehouse was extended to August 1, 2023 for $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the first quarter of 2021 was $112 thousand and consisted of direct labor, supplies and overhead for the Company’s post-harvest and midstream services operations. We have been operating with limited staffing until harvest.

Merger and Acquisition Costs. We incurred $7 thousand of costs for evaluating acquisition opportunities during the three months ended June 30, 2020. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $514 thousand for the three months ended June 30, 2021 as compared with $205 thousand in 2020 period. The increase in general and administrative expense in the 2021 period is principally due the Halcyon acquisition and other corporate staffing additions made this year. General and administrative expense for the second quarter of 2021 also includes $39 thousand of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense totaled $341 thousand in the three months ended June 30, 2021 as compared with $16 thousand for the same period of 2020. The increase in the 2021 period is due to completion of the Halcyon acquisition including $237 thousand for amortization of acquired intangible assets. The allocation of the purchase price to the assets acquired in the Halcyon acquisition is preliminary. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Other Income/Expense. Total other expense was $207 thousand for the three months ended June 30, 2021 as compared with $60 thousand for the comparable 2020 period. The largest item of total other expense is interest expense which has increased due to having higher levels of indebtedness. Interest expense for the 2021 period includes amortization of debt discounts totaling $165 thousand.

We received notice that the Company’s PPP Loan principal and interest thereon was fully forgiven on April 20, 2021. As such, we recognized forgiveness income of $25,424 in the second quarter of 2021.

Income from Discontinued Operations. In the three months ended June 30, 2020, we recognized a loss from discontinued operations of $4 thousand as compared with a loss of $6 thousand in the three months ended June 30, 2021. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements – Note 4 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Six Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The net loss for the six months ended June 30, 2021 was $3.0 million as compared with a net loss of $973 thousand for the same period of 2020. The net loss for the six months ended June 30, 2021 includes $691 thousand for depreciation and amortization as compared with $39 thousand in the 2020 period principally due to the Halcyon acquisition. Our remaining operating expenses were higher by approximately $1.1 million because of the Halcyon acquisition, other corporate staffing additions made this year and the payment of bonus compensation in the first quarter of 2021.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $10 thousand for the six months ended June 30, 2021 as compared with income of $3 thousand in the 2020 period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to downturns in oil & gas pricing and production and disposals of property interests.

Revenue. Revenue from continuing operations for the first half of 2021 includes post-harvest and midstream services revenue of $48 thousand. These revenues are typically limited due during the first half of each year until harvest. Rental revenue totaling $45 thousand was unchanged in the 2021 and 2020 periods. The lease of the Company’s Denver warehouse was extended to August 1, 2023 for $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the first half of 2021 was $270 thousand and consisted of direct labor, supplies and overhead for the Company’s post-harvest and midstream services operations. We have been operating with limited staffing until harvest.

Merger and Acquisition Costs. We incurred $16 thousand and $93 thousand of costs for evaluating acquisition opportunities during the six months ended March 31, 2021 and 2020, respectively. These costs principally related ot the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $1.6 million for the six months ended June 30, 2021 as compared with $775 thousand in 2020 period. The increase in general and administrative expense in the 2021 period is principally due the Halcyon acquisition, other corporate staffing additions made this year and the payment of bonus compensation in the first quarter of 2021. Bonus compensation totaling $600 thousand was paid to our CEO for successful completion of the Halcyon acquisition. General and administrative expense for the first half of 2021 also includes $81 thousand of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense totaled $691 thousand in the six months ended June 30, 2021 as compared with $39 thousand for the same period of 2020. The increase in the 2021 period is due to completion of the Halcyon acquisition including $483 thousand for amortization of acquired intangible assets. The allocation of the purchase price to the assets acquired in the Halcyon acquisition is preliminary. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Other Income/Expense. Total other expense was $459 thousand for the six months ended June 30, 2021 as compared with $153 thousand for the comparable 2020 period. The largest item of total other expense is interest expense which has increased due to having higher levels of indebtedness. Interest expense for the 2021 period includes amortization of debt discounts totaling $328 thousand.

In the first quarter of 2021, we sold our investment in the common stock we held for total proceeds of $35 thousand. This publicly traded security was marked to market each balance sheet date until its sale.

We received notice from the SBA that the Company’s PPP Loan principal and interest thereon was fully forgiven on April 20, 2021. As such, we recognized forgiveness income of $25,424 in the second quarter of 2021.

Income from Discontinued Operations. In the six months ended June 30, 2020, we recognized income from discontinued operations of $3 thousand as compared with a loss of $10 thousand in the six months ended June 30, 2021. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements – Note 4 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first six months of 2021 was as follows:

●	Cash used in operating activities was $2.1 million principally due to the net loss adjusted for non-cash items. This included a negative impact for payment of accounts payable and accrued liabilities totaling $245 thousand.

●	Net cash used in investing activities totaled $1.5 million including an expenditure of $1.5 million for the cash portion of the total consideration for the Halcyon acquisition and proceeds from the sale of our investment in common stock of $35 thousand. We made capital expenditures totaling $40 thousand for new processing equipment to expand our business lines to include post-processing of biomass.

●	Net cash from financing activities totaled $1.1 million. This amount included $3.3 million of cash inflows from the issuance of common stock units and proceeds from warrant exercises. We used $2.1 million of cash for repayment of outstanding indebtedness and $154 thousand for payment of scheduled redemptions and dividends on the Series B preferred stock.

We had no cash flows from discontinued operations in the first six months of 2021.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we grow our hemp business.

We expect that we will require additional capital to fund operations, including hiring additional employees, completing acquisitions and funding capital expenditures during the next twelve-month period. At June 30, 2021, we had outstanding commitments of approximately $40 thousand for new processing equipment to expand our business lines to include post-processing of biomass.

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

Indebtedness

The Company’s indebtedness at June 30, 2021 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6—Other Indebtedness.”

In July and August 2021, we extended the mortgage payable and our CEO made advances totaling $200,000 to the Company under a promissory note. These actions are further discussed in Item I, “Financial Statements – Note 13 – Subsequent Events”.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no material off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.3	Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible Voting Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

3.4	Certificate of Designation of Rights, Preferences and Limitations of the Series B Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.1	2020 Form of Generation Hemp Warrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.1	Toll Processing Agreement, dated June 8, 2021, between GENH Halcyon Acquisition, LLC and Bragg Canna, LLC.

10.2	Biomass Tolling Agreement, dated July 11, 2021, between GENH Halcyon Acquisition, LLC and GenCanna Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021 (file number 000-55019).)

10.3	Unsecured Promissory Note, dated August 11, 2021, with Gary C. Evans as Holder and Generation Hemp, Inc. as Borrower.

10.4	Biomass Services Agreement, dated August 11, 2021, between GENH Halcyon Acquisition, LLC and KushCo Holdings, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

August 13, 2021	By:	Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer