Form 10-Q
period 2021-09-30
Generation Hemp, Inc.
filed 2021-11-15
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-55019

GENERATION HEMP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3119496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8533 Midway Road
Dallas, Texas	75209
(Address of principal executive offices)	(Zip code)

(469) 209-6154

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	GENH	OTC MARKETS

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

As of November 15, 2021, the registrant had 111,486,996 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events;

●	the marketability of our products;

●	financial condition and liquidity of our customers;

●	competition in the hemp markets;

●	industry and market conditions;

●	requisition of our services by major customers and our ability to renew processing and services contracts;

●	credit and performance risks associated with customers, suppliers, banks and other financial counterparties;

●	availability, timing of delivery and costs of key supplies, capital equipment or commodities;

●	our future capital requirements and our ability to raise additional capital to finance our activities;

●	the future trading of our common stock;

●	legal and regulatory risks associated with OTC Markets;

●	our ability to operate as a public company;

●	our ability to protect our proprietary information;

●	general economic and business conditions; the volatility of our operating results and financial condition;

●	our ability to attract or retain qualified senior management personnel and research and development staff;

●	timing for completion of major acquisitions or capital projects;

●	our ability to obtain additional financing on favorable terms, if required, to complete acquisitions as currently contemplated or to fund the operations and growth of our business;

●	operating or other expenses or changes in the timing thereof;

●	compliance with stringent laws and regulations, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements, especially with respect to the industry in which we operate;

●	potential legal proceedings and regulatory inquiries against us; and

●	other risks identified in this report that are not historical.

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$134,165	$2,776,425
Accounts receivable	127,665	-
Prepaid expenses	14,232	-
Total Current Assets	276,062	2,776,425

Property and Equipment
Property and equipment	3,012,316	1,222,430
Accumulated depreciation	(417,135)	(102,938)
Total Property and Equipment, Net	2,595,181	1,119,492

Operating lease right-of-use asset	286,839	-
Intangible assets, net	2,474,136	-
Goodwill	509,701
Other assets	407,000	23,077

Total Assets	$6,548,919	$3,918,994

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$1,061,873	$1,053,542
Accrued liabilities	375,521	337,588
Payables to related parties	167,482	448,271
Operating lease liability - related party	98,749	-
Notes payable – related parties	2,360,000	3,336,592
Other indebtedness - current	516,359	619,461
Common stock issuable	-	50,000
Current liabilities of discontinued operations held for sale	137,068	140,068
Total Current Liabilities	4,717,052	5,985,522
Operating lease liability - related party, net of current portion	188,090	-
Other indebtedness - long-term	-	25,200
Long-term liabilities of discontinued operations held for sale	158,498	144,149
Total Liabilities	5,063,640	6,154,871

Commitments and Contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 118 and 135 shares issued and outstanding at September 30, 2021 and December 31, 2020	591,558	729,058

Equity (Deficit)
Series A preferred stock, $0.00001 par value; $1.00 stated value; 6,500,000 shares authorized, none and 6,328,948 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	4,975,503
Common stock, $0.00001 par value; 200,000,000 shares authorized, 111,070,329 shares issued and outstanding at September 30, 2021	1,111	-
Common stock, no par value; 100,000,000 shares authorized, 17,380,317 shares issued and outstanding at December 31, 2020	-	6,083,480
Additional paid-in capital	23,776,409	4,436,018
Accumulated deficit	(22,644,284)	(18,220,705)
Generation Hemp equity	1,133,236	(2,725,704)
Noncontrolling interest	(239,515)	(239,231)
Total Equity (Deficit)	893,721	(2,964,935)

Total Liabilities and Equity (Deficit)	$6,548,919	$3,918,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue
Post-harvest and midstream services	$487,088	$-	$535,053	$-
Rental	15,000	22,500	60,000	67,500
Total revenue	502,088	22,500	595,053	67,500

Costs and Expenses
Cost of revenue (exclusive of items shown separately below)	279,621	-	549,881	-
Depreciation and amortization	315,729	16,038	1,006,804	54,961
Merger and acquisition costs	-	6,856	16,115	99,880
General and administrative	1,128,298	108,728	2,763,529	883,565
Total costs and expenses	1,723,648	131,622	4,336,329	1,038,406

Operating loss	(1,221,560)	(109,122)	(3,741,276)	(970,906)

Other expense (income)
Interest and other income	-	-	(25,424)	(1)
Change in fair value of marketable security	-	(1,826)	(11,770)	14,736
Interest expense	155,505	68,475	651,807	204,875
Total other expense	155,505	66,649	614,613	219,610

Loss from continuing operations	(1,377,065)	(175,771)	(4,355,889)	(1,190,516)
Loss from discontinued operations	(1,630)	(7,989)	(11,349)	(5,457)

Net loss	$(1,378,695)	$(183,760)	$(4,367,238)	$(1,195,973)
Less: net loss attributable to noncontrolling interests	(1,137)	(4,904)	(284)	(44,266)

Net loss attributable to Generation Hemp	$(1,377,558)	$(178,856)	$(4,366,954)	$(1,151,707)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.07)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.07)
Loss from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.07)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Equity

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Net loss	-	-	-	-	-	-	-	(712,566)	(30,075)	(742,641)

Balance at March 31, 2020	-	-	6,328,948	$4,975,503	17,380,317	6,083,480	3,472,794	(17,434,602)	(214,626)	(3,117,451)
Net loss	-	-	-	-	-	-	-	(260,285)	(9,287)	(269,572)

Balance at June 30, 2020	-	-	6,328,948	$4,975,503	17,380,317	6,083,480	3,472,794	(17,694,887)	(223,913)	(3,387,023)
Net loss	-	-	-	-	-	-	-	(178,856)	(4,904)	(183,760)

Balance at September 30, 2020	-	$-	6,328,948	$4,975,503	17,380,317	$6,083,480	$3,472,794	$(17,873,743)	$(228,817)	$(3,570,783)

Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	800,000	136,707	263,293	-	-	400,000
Warrant exercises	-	-	-	-	8,428,976	4,771,669	(1,804,669)		-	2,967,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Stock-based compensation	-	-	-	-	500,000	42,250	-	-	-	42,250
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Net loss	-	-	-	-	-	-	-	(1,836,882)	3,668	(1,833,214)

Balance at March 31, 2021	135	729,058	6,328,948	4,975,503	34,977,953	15,694,375	2,894,642	(20,077,837)	(235,563)	3,251,120
Stock-based compensation	-	-	-	-	-	38,750	-	-	-	38,750
Series B preferred stock redemption	(17)	(137,500)	-	-	-	-	-	-	-	-
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Net loss	-	-	-	-	-	-	-	(1,152,514)	(2,815)	(1,155,329)

Balance at June 30, 2021	118	591,558	6,328,948	4,975,503	34,977,953	15,733,125	2,894,642	(21,250,601)	(238,378)	2,114,291
Common shares issued to vendor for services	-	-	-	-	125,000	117,500	-	-	-	117,500
Issuance of common shares for extension of secured note	-	-	-	-	20,000	18,000	-	-	-	18,000
Change in common stock par value due to change in corporate domicile	-	-	-	-	-	(15,868,273)	15,868,273	-	-	-
Stock-based compensation	-	-	-	-	-	-	38,750	-	-	38,750
Conversion of Series A preferred stock			(6,328,948)	(4,975,503)	75,947,376	759	4,974,744	-	-	-
Series B preferred stock dividend	-	-	-	-	-	-	-	(16,125)	-	(16,125)
Net loss	-	-	-	-	-	-	-	(1,377,558)	(1,137)	(1,378,695)

Balance at September 30, 2021	118	$591,558	-	$-	111,070,329	$1,111	$23,776,409	$(22,644,284)	$(239,515)	$893,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(4,367,238)	$(1,195,973)
Loss from discontinued operations	(11,349)	(5,457)
Net loss from continuing operations	(4,355,889)	(1,190,516)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation expense	1,006,804	54,961
Amortization of debt discount	380,282	-
Stock-based compensation	119,750	-
Common shares issued to vendor for services	117,500	-
Other income - PPP Loan forgiveness	(25,424)	-
Loss on disposal of property and equipment	-	539
Change in fair value of marketable securities	(11,770)	14,736
Changes in operating assets and liabilities:
Accounts receivable	(52,195)	-
Prepaid expenses	(14,232)	-
Accounts payable and accrued liabilities	176,969	466,533
Net cash from operating activities – continuing operations	(2,658,205)	(653,747)
Net cash from operating activities – discontinued operations	-	31,716
Net cash from operating activities	(2,658,205)	(622,031)

Cash Flows From Investing Activities
Capital expenditures	(77,716)	-
Acquisition of certain assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	(1,525,470)	-
Proceeds from sale of investment in common stock	34,847	-
Net cash from investing activities – continuing operations	(1,568,339)	-
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	(1,568,339)	-

Cash Flows From Financing Activities
Proceeds for common stock issuable	-	150,000
Issuance of common stock units	350,000	100,000
Redemptions of Series B preferred stock	(137,500)	-
Series B preferred stock dividends paid	(16,500)	-
Proceeds from warrant exercises	2,967,000	-
Repayment of Halcyon bank note	(995,614)	-
Proceeds from SBA PPP Loan	-	25,200
Proceeds from subordinated notes	620,000	340,000
Repayment of subordinated notes	(1,100,000)	-
Payment of mortgage payable	(103,102)	(11,740)
Net cash from financing activities – continuing operations	1,584,284	603,460
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	1,584,284	603,460

Net change in cash	(2,642,260)	(18,571)

Cash, beginning of period	2,776,425	101,337
Cash, end of period	$134,165	$82,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Generation Hemp, Inc. (the “Company”), formerly known as Home Treasure Finders, Inc. (“HTF”), was incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger (the “Transaction”). Upon closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot leased facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. In August 2021, the Company launched its small animal bedding consumer goods product line (“Rowdy Rooster”) made from the hemp hurd byproduct that is produced from its hemp processing operations.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to an unaffiliated hemp seed company.

As of September 30, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the nine months ended September 30, 2021, the Company used $2.7 million of cash for its operating activities. At September 30, 2021, the Company’s current liabilities, including financing obligations due within one year, totaled $4.7 million as compared with its current assets of $276 thousand. Cash payments under several financing obligations were initially due in September and October of 2021. As disclosed in Notes 5 and 6 below, these were subsequently amended to extend these payments by one to six months.

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

Rental revenue is recognized based on the contractual cash rental payments for the period. Oil & gas revenue is recognized for discontinued operations based on delivered quantities in the amount of the consideration to which the Company is entitled.

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

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of September 30, 2021 or December 31, 2020.

During the three and nine months ended September 30, 2021, one customer accounted for approximately 99% and 90% of our post-harvest and midstream services revenue, respectively. Amounts outstanding from this customer represented 99% of total accounts receivable at September 30, 2021.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at September 30, 2021 or December 31, 2020.

Recent Accounting Pronouncements – In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Company elected to early adopt ASU 2020-06 in 2021. Adoption of this new guidance had no impact on its financial statements at the date of adoption but is applicable to newly issued instruments.

There are no other new accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

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

The following table summarizes the purchase price allocation for the assets acquired. This allocation is preliminary. In the third quarter of 2021, we made adjustments to the previously recognized amounts for inventory, intangibles, goodwill and the real estate purchase option based on the preliminary results of a valuation study. The final allocation of the purchase price will be determined at a later date and is dependent on a number of factors, including the final evaluation of the fair value of tangible and identifiable intangible assets acquired. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Accounts receivable	$75,470
Other working capital	224,530
Property and equipment, other	1,712,170
Intangibles:
Non-competition agreements	64,691
Customer relationships	3,102,052
Other assets - Purchase option on real estate	407,000
Goodwill	509,701
Assets acquired	$6,095,614

Intangible assets consist of customer relationships and non-compete agreements, each having definite-lives. These intangible assets are being amortized over the estimated useful life on an accelerated basis reflecting the anticipated future cash flows of the Company post acquisition of Halcyon.

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2020, to give effect to certain events that management believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

●	an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets; and

●	an adjustment to interest expense to reflect the reduced borrowings due to the repayment of Halcyon’s historical debt in conjunction with the acquisition;

The supplemental pro forma financial information for the periods presented is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue, continuing operations	$502,088	$974,434	$596,291	$1,106,440
Income (loss) from continuing operations	(1,377,065)	59,631	(4,424,786)	(1,528,788)
Earnings (loss) per common share:
Basic and diluted	$(0.03)	$0.00	$(0.11)	$(0.09)

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

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	September 30,	December 31,
	2021	2020
Assets -
Oil and natural gas properties held for sale, at cost	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities
Accrued liabilities	$32,583	$31,117
Asset retirement obligations	52,368	56,834
Revenue payable	52,117	52,117
Current liabilities of discontinued operations held for sale	137,068	140,068

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	158,498	144,149
Total liabilities of discontinued operations held for sale	$295,566	$284,217

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue -
Oil and gas sales	$55,140	$13,036	$93,248	$93,361

Costs and Expenses
Lease operating expense	53,919	16,762	94,714	77,099
Depreciation, depletion & amortization	-	-	-	9,942
Accretion	2,851	4,263	9,883	12,868
Gain on disposal of oil & gas property interests	-	-		(24,008)
Total costs and expenses	56,770	21,025	104,597	75,901

Interest expense	-	-	-	22,917

Loss from discontinued operations	$(1,630)	$(7,989)	$(11,349)	$(5,457)

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	September 30,	December 31,
	2021	2020

Senior Secured Promissory Note	$-	$1,500,000
Convertible Promissory Note	-	208,874
Subordinated Promissory Note to CEO	490,000	490,000
Convertible Promissory Note to CEO	620,000	-
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	250,000	500,000

Total	2,360,000	3,698,874
Less debt discounts	-	(362,282)

Total Notes Payable – Related Parties	$2,360,000	$3,336,592

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

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note due September 30, 2021. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $28,508 at September 30, 2021 and $22,393 at December 31, 2020. This note was amended to a new maturity date of January 31, 2022.

Convertible Promissory Note to CEO – In the third quarter of 2021, our CEO made advances totaling $620,000 to the Company under a convertible promissory note. The convertible note matures on January 1, 2022, bears interest at 10%. The principal and interest due on the convertible note may be converted, at the option of the holder, into restricted shares of the Company’s common stock at a conversion price equal to $0.50 per share. Accrued interest on this subordinated promissory note totaled $5,047 at September 30, 2021.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum and initially matured on June 30, 2021. Effective June 30, 2021, the promissory note was extended to a new maturity date of December 31, 2021. The Company agreed to issue 20,000 restricted common shares as a first extension fee, make a payment of $50,000 of accrued interest and a principal payment of $250,000 on October 1, 2021. The accrued interest and principal payment were not made but were subsequently amended. As amended in November 2021, the promissory note’s required payments and maturity date were extended to January 31, 2022. If before December 31, 2021 the Company raises new equity capital of $10 million or more, then the full amount outstanding under the promissory note is due within five days. Additionally, the holder of the promissory note was given an option exercisable in November 2021 to convert $250,000 of the outstanding principal balance into shares of the Company’s common stock at an exercise price of $0.60 per share. The Company agreed to issue 20,000 restricted common shares as a second extension fee. Accrued interest on this secured note totaled $75,069 at September 30, 2021.

The holder of the secured promissory note received a warrant to purchase 1,000,000 shares of common stock exercisable at an exercise price of $0.352 per share upon origination of the promissory note in 2020. This warrant was subsequently exercised in the first quarter of 2021.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The Company made a principal payment of $250,000 in April 2021. The subordinated note principal together with accrued and unpaid interest was due September 30, 2021 but was subsequently extended. As amended, payments of $125,000 each are due on January 31, 2022 and March 31, 2022 together with accrued interest thereon. If at any time prior to the note’s maturity the Company raises new equity capital of $12.5 million or more, then the full amount outstanding under the note is due within five days. Accrued interest on this subordinated promissory note totaled $18,733 at September 30, 2021.

The holder of the subordinated note received a warrant to purchase 500,000 shares of common stock exercisable until December 30, 2022 at an exercise price of $0.352 per share.

6. Other Indebtedness

Other indebtedness consisted of the following:

	September 30,	December 31,
	2021	2020

Mortgage Payable	$516,359	$619,461
Paycheck Protection Program Loan	-	25,200

Total	516,359	644,661
Less current portion	(516,359)	(619,461)
Total Other Indebtedness - Long-Term	$-	$25,200

Mortgage Payable and Operating Lease—The Company is obligated under a mortgage payable, dated September 15, 2014 and as amended October 1, 2019, secured by its warehouse property located in Denver, Colorado. The note provided for a 25-year amortization period and an initial interest rate of 9% annually. As amended, the note matured on January 15, 2021 but was extended under terms of the amendment to July 15, 2021 after payment by the Company of an extension fee of 1% of the then outstanding principal. The rate during this extension period was 11% annually.

In July 2021, the mortgage payable was amended to a new maturity date of October 15, 2021. The Company made a $100,000 principal payment and paid an extension fee of $6,000 in July 2021 for this amendment. The rate during the extension period was increased to 12% annually and the new monthly payment is $5,279.

In October 2021, the mortgage payable was amended to a new maturity date of January 15, 2022. The Company will pay an extension fee of $1,000 each month beginning November 15, 2021. The new monthly payment of the note is $5,500 including interest at an effective rate of approximately 13%.

The Company leases the Denver warehouse property to a tenant under an operating lease which was renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7,500. The lease requires a true-up with the tenant for property taxes and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for the remainder of 2021 are $22,500, for 2022 are $90,000 and for 2023 are $52,500.

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

7. Commitments and Contingencies

Leases – The Company assumed Halcyon’s lease of office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $6,000 and $16,000 in the three and nine months ended September 30, 2021, respectively.

The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $30,747 and $88,604 in the three and nine months ended September 30, 2021, respectively. A right-of-use asset and lease liability is recorded for this lease.

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

Pending Insurance Claim – In 2019, drying equipment that Halcyon purchased from a third party was being placed into service when a fire loss subsequently occurred and destroyed the equipment causing significant business interruption. The cost of this drying equipment totaled $1.1 million. In 2020, Halcyon received, as partial payment, insurance proceeds of $595,000 from its insurance carrier. The Company has made a formal claim against the insurance carrier and is pursuing all available options to recover the unpaid amounts.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot predict the ultimate outcome of these matters.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE, LLC (“JDONE”) is a wholly owned subsidiary of the Company and landlord of a commercial warehouse building that was leased to Grand Traverse Holdings, LLC on December 31, 2018 for a term of 61 months, with a personal guaranty from Defendant, John Gallegos. On April 12, 2019, Grand Traverse presented JDONE with an alleged forged, signed copy of the draft early termination amendment that JDONE had previously rejected. JDONE has suffered damages due to Defendant’s alleged misconduct of approximately $823,504 plus interest and attorney’s fees exceeding $300,000. A court ordered mediation was held in May 2020 without success. All material defendant motions have been denied by the court. The case is set for jury trial in January 2022. We believe that Grand Traverse Holdings, LLC and John Gallegos are jointly liable for the asserted damages which exceed $1 million and continue to vigorously pursue our claims.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII”) vs. Energy Hunter Resources, Inc.

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At September 30, 2021, the Company had accrued $252,583 for this judgment, which is exclusively an EHR obligation.

8. Equity

Change of Corporate Domicile – On August 21, 2021, the Company changed its domicile from the State of Colorado to the State of Delaware. The change of domicile had no effect on the number of outstanding securities of the Company. The Company is authorized for 200 million shares of capital stock, par value $0.00001 per share and 20 million shares of preferred stock, par value $0.00001 per share.

Series A Preferred Stock – On September 8, 2021, holders of the Company’s Series A Preferred Stock elected to convert such shares into shares of the Company’s common stock. As a result, 6,328,948 shares of Series A Preferred Stock were converted into 75,947,376 shares of common stock, with each share of Series A Preferred Stock converting into 12 shares of restricted common stock pursuant to the applicable Certificate of Designations. The Series A Preferred Stock was originally issued in connection with the Company’s merger transaction completed in December 2019.

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

The Series B Preferred Stock may be redeemed by the Company for its stated value, plus accrued and unpaid dividends, at any time. Initially, redemption payments of 12.5% each of the total amount of Series B Preferred Stock then outstanding plus accrued dividends were due from the Company to each Holder of Series B Preferred Stock at the end of each calendar quarter of 2021. The first required redemption payments totaling $137,500 were made in April 2021.

In May, June and October of 2021, the three holders of the Series B Preferred Stock, including the Company’s chief executive officer, entered into transactions in which they accepted the mandatory redemption payment required pursuant to the Series B Preferred Stock certificate of designation in a number of Series B Units to effectively waive the redemption requirement. All other terms of the Series B Units remain unchanged and the holders’ ownership interest in the Series B Preferred Units remains the same as it was before such transactions.

Common Stock – At September 30, 2021, the Company had 111,070,329 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

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

●	Acquisition of Certain Assets of Halcyon – the Company issued 6,250,000 shares of common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year) in the acquisition. Refer to Note 3.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263,293 was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt. Refer to Note 5.

●	Issuance to Vendor for Services – In the third quarter of 2021, the Company issued 125,000 common shares to a vendor for services performed.

●	Issuance for Extension of Secured Note – The Company issued 20,000 common shares as consideration to extend the maturity of a senior note in the third quarter of 2021. Refer to Note 5.

●	Issuance for Conversion of Series A Preferred Stock – As noted above, in the third quarter of 2021, the Company issued 75,947,376 common shares for the conversion of all outstanding shares of its Series A Preferred Stock.

●	Stock-based Compensation – The Company issued 500,000 restricted common shares as incentive compensation to two executives who joined the Company in the first quarter of 2021.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued upon exchange of EHR Series C Preferred Stock (1)	1,065,340	$0.352	November 27, 2021	Cash
Issued upon exchange of EHR Series C Preferred Stock (1)	7,244,316	$0.352	November 27, 2021	Cashless
Issued in February 2020 with common stock units (2)	250,000	$0.400	March 1, 2022	Cash
Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor (1)	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	Jan-Feb, 2023	Cash
Total warrants outstanding at September 30, 2021	16,159,656

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

Following is a summary of outstanding stock warrants activity for the periods presented:

Warrants as of January 1, 2020	14,488,632
Issued	250,000
Warrants as of September 30, 2020	14,738,632

Warrants as of January 1, 2021	22,988,632
Issued	1,600,000
Exercised	(8,428,976)
Warrants as of September 30, 2021	16,159,656

9. Stock-Based Compensation

We award restricted stock or stock options as incentive compensation to employees. Generally, these awards include vesting periods of up to three years from the date of grant.

The 2021 Omnibus Incentive Plan (“2021 Plan”) was adopted by our Board on July 1, 2021. The 2021 Plan provides for the initial reservation of 15 million shares of common stock for issuance, and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 15 million. The number of shares of common stock available for issuance under the 2021 Plan constituted approximately 13.1% of the Company’s fully diluted common shares outstanding as of the date of Board approval, including shares issuable upon the conversion of preferred shares, as calculated on an as-converted basis. On the one-year anniversary date of the 2021 Plan, the number of shares of common stock reserved for issuance thereunder shall automatically increase to 20% of the fully diluted common shares outstanding, including shares issuable upon the conversion of preferred shares, as calculated on an as-converted basis.

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $158,500 as incentive compensation to two executives who joined the Company. Compensation expense related to these awards totaled $38,750 and $119,750 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was $38,750 of total unrecognized compensation cost related to unvested awards to be recognized over a weighted-average period of three months.

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

10. Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. An income tax benefit for the three and nine months ended September 30, 2021 or 2020 was not recognized because tax losses incurred were fully offset by a valuation allowance against deferred tax assets. There were no uncertain tax positions as of September 30, 2021.

11. Supplemental Cash Flow Information

	For the nine months ended September 30,
	2021	2020

Cash paid for interest	$127,812	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	2,500,000	-
- issuance of subordinated note	850,000	-
- assumption of Halcyon bank note	995,614	-
Series B preferred stock dividend payable	39,137	-
Issuance of common stock units previously subscribed	50,000	-
Issuances of common shares for exchange or conversion of debt	2,160,269	-

12. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(1,376,030)	$(171,367)	$(4,356,315)	$(1,146,592)
Loss from discontinued operations	(1,528)	(7,489)	(10,639)	(5,115)
Less: preferred stock dividends	(16,125)	-	(56,625)	-
Net loss attributable to common stockholders	$(1,393,683)	$(178,856)	$(4,423,579)	$(1,151,707)

Denominator
Weighted average shares used to compute basic EPS	54,109,797	17,380,317	38,693,679	17,500,308
Dilutive effect of convertible note	-	-	-	-
Dilutive effect of preferred stock	59,913,657	75,947,376	72,641,084	75,947,376
Dilutive effect of common stock warrants	9,042,419	-	11,126,327	-
Weighted average shares used to compute diluted EPS	123,065,873	93,327,693	122,461,090	93,447,684

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.07)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.07)
(Loss) income from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.07)
Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.07)

The computation of diluted earnings per common share excludes the assumed conversion of the Series B Preferred Stock and outstanding convertible notes and exercise of common stock warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding warrants was calculated using the treasury stock method.

13. Subsequent Events

In October 2021, the Company issued 416,667 common stock units to an accredited investor for total proceeds of $250,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of one share of common stock for $0.60 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance.

As disclosed in Note 5 above, (i) we amended the subordinated note to our CEO in the amount of $490,000 to a new maturity date of January 31, 2022, (ii) we amended the secured promissory note to Coventry Asset Management, LTD. to a new maturity date of January 31, 2022 with an earlier maturity date of December 31, 2021 in the event of a new equity capital raise is completed and granted the holder a limited option to convert part of the principal to common stock and (iii) we amended the subordinated promissory note with an investor to a new maturity date of March 31, 2022 with an earlier maturity date of December 31, 2021 in the event of a new equity capital raise is completed.

In October 2021, our CEO made advances totaling $15,000 to the Company. The existing convertible promissory note was amended and restated to a new balance of $635,000. The interest rate of 10% per annum and maturity date of January 1, 2022 were unchanged.

As disclosed in Note 6 above, the mortgage payable was amended to a new maturity date of January 15, 2022.

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

Overview

We are a holding company active within the “hemp” space. We were incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, we purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger (the “Transaction”). Upon closing of the Transaction, we changed our name to Generation Hemp, Inc.

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

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. In August 2021, the Company launched its animal bedding consumer goods product line made from the hemp hurd byproduct that is produced from its hemp processing operations.

In 2020, Halcyon had revenues of $3.0 million for the processing of approximately 8.5 million pounds of hemp biomass. With additional contracts executed in 2021, we expect to process at least 10 million pounds during the remainder of 2021 and the first six months of 2022.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

As of September 30, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the nine months ended September 30, 2021, the Company used $2.7 million of cash for its operating activities. At September 30, 2021, the Company’s current liabilities, including financing obligations due within one year, totaled $4.7 million as compared with its current assets of $276 thousand. Cash payments under several financing obligations were initially due in September and October of 2021. These were subsequently amended to extend these payments by one to six months.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The net loss for the three months ended September 30, 2021 was $1.4 million as compared with a net loss of $179 thousand for the same period of 2020. We completed the acquisition of Halcyon in January 2021. The first part of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. We had $487 thousand of revenue for post-harvest and midstream services in the three months ended September 30, 2021. Cost of revenue was $280 thousand during this same period resulting in a gross margin of 43%. The net loss for the three months ended September 30, 2021 includes $316 thousand for depreciation and amortization as compared with $16 thousand in the 2020 period due to the Halcyon acquisition. General and administrative expenses were higher by approximately $1.0 million because of corporate staffing additions made this year and higher legal and professional fees incurred.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $2 thousand for the three months ended September 30, 2021 as compared with a loss of $8 thousand in the 2020 period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to downturns in oil & gas pricing and production and disposals of property interests.

Revenue. Revenue from continuing operations for the third quarter of 2021 totaled $502 thousand as compared with $22 thousand for the same period of 2020. Post-harvest and midstream services commenced regular operations for new and renewed customer contracts executed in the third quarter of 2021. Rental revenue totaled $15 thousand in the 2021 period as compared with $22 thousand in the 2020 period. The lease of the Company’s Denver warehouse was recently extended with a new tenant to August 1, 2023 for $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the third quarter of 2021 was $280 thousand and consisted of direct labor, supplies and overhead for the Company’s post-harvest and midstream services operations. The gross margin on revenue was 43% for the third quarter of 2021.

Merger and Acquisition Costs. We incurred $7 thousand of costs for evaluating acquisition opportunities during the three months ended September 30, 2020. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $1.1 million for the three months ended September 30, 2021 as compared with $109 thousand in 2020 period. The increase in general and administrative expense in the 2021 period is principally due to corporate staffing additions made this year and higher legal and professional fees incurred. In the third quarter of 2021, the Company paid $189 thousand for legal fees and $33 thousand of interest in settlement of arbitration with a law firm. General and administrative expense for the third quarter of 2021 also includes $39 thousand of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense totaled $316 thousand in the three months ended September 30, 2021 as compared with $16 thousand for the same period of 2020. The increase in the 2021 period is due to completion of the Halcyon acquisition including $201 thousand for amortization of acquired intangible assets. The allocation of the purchase price to the assets acquired in the Halcyon acquisition is preliminary. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Other Income/Expense. Total other expense was $156 thousand for the three months ended September 30, 2021 as compared with $67 thousand for the comparable 2020 period. The largest item of total other expense is interest expense which has increased due to having higher levels of indebtedness. Interest expense for the 2021 period includes $34 thousand of amortization of debt discounts and $33 thousand of interest for the arbitration settlement discussed above.

Loss from Discontinued Operations. In the three months ended September 30, 2020, we recognized a loss from discontinued operations of $8 thousand as compared with a loss of $2 thousand in the three months ended September 30, 2021. The major classes of line items constituting the loss on discontinued operations are presented in Item I, “Financial Statements – Note 4 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The net loss for the nine months ended September 30, 2021 was $4.4 million as compared with a net loss of $1.2 million for the same period of 2020. The net loss for the nine months ended September 30, 2021 includes $1.0 million for depreciation and amortization as compared with $55 thousand in the 2020 period principally due to the Halcyon acquisition. Our remaining operating expenses were higher by approximately $2.3 million because of the Halcyon acquisition, other corporate staffing additions made this year, the payment of bonus compensation in the first quarter of 2021 and the arbitration settlement discussed above.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $11 thousand for the nine months ended September 30, 2021 as compared with a loss of $5 thousand in the 2020 period.

Revenue. Revenue from continuing operations for the first nine months of 2021 includes post-harvest and midstream services revenue of $535 thousand. Post-harvest and midstream services commenced regular operations for new and renewed customer contracts executed in the third quarter of 2021. These revenues are typically limited due during the first half of each year until harvest. Rental revenue was $60 thousand in the 2021 as compared with $68 thousand in the 2020 period. The lease of the Company’s Denver warehouse was recently extended with a new tenant to August 1, 2023 for $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the first nine months of 2021 was $550 thousand and consisted of direct labor, supplies and overhead for the Company’s post-harvest and midstream services operations. We operated with limited staffing until harvest.

Merger and Acquisition Costs. We incurred $16 thousand and $100 thousand of costs for evaluating acquisition opportunities during the nine months ended September 30, 2021 and 2020, respectively. These costs principally related to the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $2.8 million for the nine months ended September 30, 2021 as compared with $884 thousand in 2020 period. The increase in general and administrative expense in the 2021 period is principally due the Halcyon acquisition, other corporate staffing additions made this year and the payment of bonus compensation in the first quarter of 2021. Bonus compensation totaling $600 thousand was paid to our CEO for successful completion of the Halcyon acquisition. In the third quarter of 2021, the Company paid $189 thousand for legal fees and $33 thousand of interest in settlement of the arbitration with Jones & Keller, P.C. General and administrative expense for the 2021 period also includes $120 thousand of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense totaled $1.0 million in the nine months ended September 30, 2021 as compared with $55 thousand for the same period of 2020. The increase in the 2021 period is due to completion of the Halcyon acquisition including $693 thousand for amortization of acquired intangible assets. The allocation of the purchase price to the assets acquired in the Halcyon acquisition is preliminary. Final adjustments, including increases and decreases to depreciation and amortization resulting from the allocation of the purchase price to amortizable tangible and intangible assets, may be material.

Other Income/Expense. Total other expense was $615 thousand for the nine months ended September 30, 2021 as compared with $220 thousand for the comparable 2020 period. The largest item of total other expense is interest expense which has increased due to having higher levels of indebtedness. Interest expense for the 2021 period includes $380 thousand of amortization of debt discounts and $33 thousand of interest for the arbitration settlement discussed above.

In the first quarter of 2021, we sold our investment in the common stock we held for total proceeds of $35 thousand. This publicly traded security was marked to market each fiscal quarter until its eventual sale.

We received notice from the SBA that the Company’s PPP Loan principal and interest thereon was fully forgiven on April 20, 2021. As such, we recognized forgiveness income of $25,424 in the second quarter of 2021.

Loss from Discontinued Operations. In the nine months ended September 30, 2020, we recognized a loss from discontinued operations of $5 thousand as compared with a loss of $11 thousand in the nine months ended September 30, 2021. The major classes of line items constituting the loss on discontinued operations is presented in Item I, “Financial Statements – Note 4 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first nine months of 2021 was as follows:

●	Cash used in operating activities was $2.7 million principally due to the net loss adjusted for non-cash items.

●	Net cash used in investing activities totaled $1.6 million including an expenditure of $1.5 million for the cash portion of the total consideration for the Halcyon acquisition and proceeds from the sale of our investment in common stock of $35 thousand. We made capital expenditures totaling $78 thousand for new processing equipment to expand our business lines to include post-processing of biomass.

●	Net cash from financing activities totaled $1.6 million. This amount included $3.3 million of cash inflows from the issuance of common stock units and proceeds from warrant exercises. We used $2.1 million of cash for repayment of outstanding indebtedness and $154 thousand for payment of scheduled redemptions and dividends on the Series B preferred stock. In the third quarter of 2021, our CEO advanced $620 thousand under a convertible promissory note.

We had no cash flows from discontinued operations in the first nine months of 2021.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we grow our hemp business.

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

Indebtedness

The Company’s indebtedness at September 30, 2021 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6—Other Indebtedness.”

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no material off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 9, 2011 (file number 333-176154))

3.3	Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible Voting Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

3.4	Certificate of Designation of Rights, Preferences and Limitations of the Series B Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.1	2020 Form of Generation Hemp Warrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.1	Biomass Tolling Agreement, dated July 11, 2021, between GENH Halcyon Acquisition, LLC and GenCanna Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021 (file number 000-55019).)

10.2	Unsecured Promissory Note, dated August 11, 2021, with Gary C. Evans as Holder and Generation Hemp, Inc. as Borrower. (filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2021 filed on August 13, 2021)

10.3	Biomass Services Agreement, dated August 11, 2021, between GENH Halcyon Acquisition, LLC and KushCo Holdings, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2021 filed on August 13, 2021)

10.4	Amended and Restated Promissory Note, dated September 9, 2021, between Generation Hemp, Inc. and Gary C. Evans, filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on September 10, 2021.

10.5	Amended and Restated Promissory Note, dated September 28, 2021, between Generation Hemp, Inc. and Gary C. Evans, filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on September 29, 2021.

10.6	Amended and Restated Promissory Note, dated October 22, 2021, between Generation Hemp, Inc. and Gary C. Evans, filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on October 28, 2021.

10.7	Letter Agreement, dated November 11, 2021, with Coventry Asset Management, Ltd amending that certain Secured Promissory Note Issued by Halcyon Thruput, LLC, dated December 30, 2020.

10.8	Amended and Restated Subordinated Promissory Note, dated November 11, 2021, between Generation Hemp, Inc. and Gary C. Evans.

10.9	Amended and Restated Promissory Note, dated November 1, 2021 between Generation Hemp, Inc. and Gary C. Evans.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

November 15, 2021	By:	Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer