Form 10-K
period 2021-12-31
Generation Hemp, Inc.
filed 2022-04-12
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2021

Commission File Number 333-176154

Generation Hemp, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	26-3119496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8533 Midway Road, Dallas, Texas	75209
(Address of principal executive offices)	(Zip code)

(469) 209-6154

(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:

None

Securities Registered under Section 12(g) of the Exchange Act:

Class: Common Stock, par value $0.00001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐   No ☑

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $24,359,385.

At April 12, 2022, the registrant had 113,114,002 shares of common stock outstanding.

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

i

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this Report and the other reports and documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

Risks Related to Our Business

●	There is substantial doubt that we will be able to continue as a going concern.

●	We have a history of significant losses, which could continue in the future, and we may never achieve nor maintain profitability.

●	The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.

●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

●	We have a limited operating history and operate under the professional guidance of our Chairman and CEO.

●	We may be unable to manage our growth or implement our expansion strategy.

●	The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

●	The loss of our current chief executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations.

●	Our Chief Executive Officer has significant influence over our operations.

●	It is likely that conflicts of interest may arise in the day-to- day operations of our business. Such conflicts, if not properly resolved, could have a material negative impact on our business.

●	Adverse outcomes in future legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

●	We will seek to expand through acquisitions of and investments in various brands, businesses, and assets in the Hemp sector. These acquisition activities may be unsuccessful or divert management’s attention.

●	We risk insolvency if revenues decline sharply and we are unable pay our bills and unable to timely locate and negotiate a suitable business combination or capital injection.

●	We are subject to certain corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

●	Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business.

●	Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.

●	Hemp prices have historically been very volatile and can directly affect the desire or willingness of farmers to grow new hemp crops each year, which is necessary for us to maintain our drying operations.

Risks Related to our Activities in the Legal Hemp Industry

●	We will be subject to a myriad of different laws and regulations governing hemp and our inability to comply with such laws in a cost-effective manner may have an adverse effect on our business and result of operations.

●	We have limited operating history in the legal hemp or cannabis industry, which makes it difficult to accurately assess our future growth prospects.

●	Because we only began our legal hemp operations in early 2021, we anticipate our operating expenses will increase prior to earning revenue from these operations.

●	Negative press from being in the hemp space could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

●	Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

●	Our operating results will be subject to fluctuations and our stock price may decline significantly.

●	There are restrictions on the transferability of certain of our securities.

●	If the Company uses its stock in acquisitions of other entities, there may be substantial dilution at the time of a transaction.

●	Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

●	The Company currently plans move to a more advantageous trading market and then potentially uplist, to a national exchange, however, there is no assurance that we will be able to successfully move trading markets or uplist to a national exchange.

●	Because we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their stock to realize a return on their investment.

●	Our common stock is presently subject to the “Penny Stock” rules of the SEC.

●	If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

●	If we ultimately decide to implement a reverse stock split in order to meet certain minimum stock prices on a national exchange, the liquidity of the shares of our common stock will likely decrease.

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

GENERATION HEMP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

v

PART I

Item 1. Business

Generation Hemp, Inc. (the “Company”), was incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, Home Treasure Finders, Inc. (“HTF”) acquired approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger (the “Transaction”). Upon closing of the Transaction, HTF changed its name to Generation Hemp, Inc.

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

As of December 31, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain.

To fund our business activities, we have historically completed a number of private placements of equity and debt. We continue to seek additional public or private placements of our stock and debt. Our common shares are quoted on the OTCQB Markets under the symbol “GENH.”

Principal Services and their Markets

Generation Hemp is positioning itself to be a pure-play, fully integrated hemp company through its acquisitions of existing established companies operating in the rapidly growing hemp sector with success as profitable first movers.

We provide post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at our leased 48,000 square foot facility located in Hopkinsville, Kentucky. The drying services technology greatly increases efficiency and capacity during harvest for farmers who need to quickly move harvested hemp while preserving the cannabinoid potency by providing scalable infrastructure essential to receive and process hemp with high moisture content (“wet”) quickly. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. The midstream business is fee income oriented, based upon a price per pound of material handled, and therefore is more protected from significant commodity price variations. The facility is able to process approximately 10,000 wet pounds per hour and the potential to scale up to 20,000 wet pounds per hour in order to meet market demands as licensed and harvested hemp acreage continues to increase across Kentucky, Tennessee, Ohio, and other states.

We also own one industrial warehouse located in Denver, Colorado and lease 100% of this space within that project to aid a licensed hemp seed grower. We exercise appropriate and reasonable care to screen our tenants, require and verify that our tenants maintain proper licenses and operate in compliance with all applicable rules and regulations at the federal, state, and local level.

We may own properties for our own investment account and as such are solely at financial risk in connection with our investments. In the event we utilize funds loaned to us by third party groups, they may in some circumstances share certain risks.

We do not grow, distribute or sell any form of cannabis. We have no present plan to engage in such activities or obtain a license to do so, now, or in the future. We currently plan to only operate in the hemp space. We are in the process of expanding our operations into other states, predominantly Kentucky and North Carolina.

Marketing of our Services

The market, clients, customers and distribution methods for hemp services and hemp-based products are large and diverse. These markets range from hemp mid-stream services for hemp growers/farmers, to hemp derived products like bioplastics, textiles, building materials, food additives, and dietary supplements.  Awareness and demand continue to grow for “green,” environmentally-friendly products derived from hemp, and the consumer market has already begun to integrate hemp products and products that contain hemp derivatives to existing product lines.  The distribution system is constantly evolving as small retailers, retail chains, and big box stores become increasingly educated on and familiar/comfortable with hemp and its derivatives.  The current market is focused on one of the cannabinoids derived from hemp called cannabidiol (“CBD”) and consumer goods that contain CBD. Additionally, consumer awareness followed by increased demand continues to drive and even force companies to make room on their shelves for hemp and products with hemp derivatives.  For products with hemp derivatives like CBD, direct to consumer Ecommerce through online store sales remains the main source of revenue for consumer goods companies, accounting for reported percentages of approximately 70-80% of sales.

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

We maintain and update our website and engage on social media platforms to market our ongoing hemp sector efforts.  We use globally distributed YouTube video ad campaigns to increase our brand awareness and encourage markets and the investment community to learn more about the hemp space. These videos have been played on several business sites such as CNBC, MSNBC, Fox News, Fox Business, Yahoo Finance, among others.  We have also begun to market a version of “Fireside Chats” from our Chairman and CEO to talk about various topics of interest in the hemp space.  These video segments will post on our social media platforms and they will also be used to create awareness campaigns that should have a global outreach.  In order to reach region specific growers/farmers in hemp, we have teed up direct mail marketing materials which prove effective for service markets within a specified radius.  These materials will serve as invitations to the farmers and growers in areas that the midstream services which we are acquiring will reach.  These are designed to add an identity to the midstream facility and provide an offer of help and partnership.  As we continue to become involved with additional verticals in the hemp supply chain, we will expand and tailor these marketing and advertising efforts to the specific needs of each segment. To-date all marketing, ad creation, ad campaigns, and creative work has been done internally and with a minimal budget. Upon the ease of COVID-19 restrictions, we began to increasingly pursue, attend, and present at, and/or exhibit in a number of industry tradeshows, and conferences and small cap investor conferences.

In 2021, we increased our marketing efforts by engaging several industry and investor media platforms by providing or collaborating on sponsored content in the form of articles, interviews, and podcasts in order to continue to educate the public and investors on the hemp industry and our company’s various products, services, and business plan. We have been featured on USA Today, Small Caps Daily, Benzinga, Reddit, and Cannabis Wealth Magazine. Gary C. Evans has also been a guest on KRLD News Radio Dallas to discuss the Company, along with several podcasts and webinars. We have also continued to build out our social media presence on Instagram, TikTok, Facebook (Meta), Twitter, LinkedIn, and YouTube. We are attempting to post video and/or static posts at least twice per week and designing content based on statistical data of engagement metrics – what content is trending, what users are most responsive to, and what times receive the most user reach and engagement. For reference, when comparing social media engagement from October 18, 2021 – December 28, 2021 to the same period for 2020, reach increased by 4,912% and engagement increased by 420% due to these efforts by management and the social media team.

Subsequent Events

Execution of “Gas Monkey” Merchandise Licensing Agreement - On February 17, 2022, Generation Hemp, Inc. executed a merchandise licensing agreement with world-renowned brand, Gas Monkey Garage. Generation Hemp will manufacture a USA grown hemp hurd spill absorbent and market this new product under the Gas Monkey brand name to consumers, retailers, and distributors as an environmentally sustainable, USA made, ultra-absorbent spill clean-up material. This will be Generation Hemp’s second environmentally sustainable consumer goods product line made from U.S. grown hemp hurd. Spill absorbents are typically used in garages, factories, or industrial settings to quickly contain spills of oil and other liquids. Spill absorbents are also used at the site of auto accidents to quickly contain leaks of oil and other fluids due to collisions.

Richard Rawlings, owner and founder of Gas Monkey Garage, is the star of the international hit series’ “Fast N’ Loud” & “Garage Rehab” spanning 17+ seasons and 200+ episodes. Mr. Rawlings and Gas Monkey have migrated the show to an online platform and consistently produce new episodes that premiere every week on YouTube and Facebook. With his experience of owning and running a garage for over 18 years, Richard Rawlings found the sustainable spill absorbent to be of great significance.

There are several types of spill absorbents with varying characteristics. These are in three general categories – mineral based, animal or vegetable based, and synthetic or organic polymers. The challenge in choosing an absorbent is finding an effective absorbent that does not pose a threat to health or the environment, whether that threat is posed when that material is procured or used. For example, a widely used spill absorbent material in products is Bentonite Clay. This is often a very dusty material and has warnings of containing unsafe levels of lead (FDA) and is associated with a number of health complaints in humans.

Generation Hemp, Inc. tested its U.S. grown and milled hemp hurd against currently used absorbents on the market and the findings showed it to have as effective or more effective absorbency and ability to contain spills.

Joint-Venture With Crypt Solutions, Inc. to Utilize Hemp Hurd Biomass as Biofuel to Power Bitcoin Mining – On January 16, 2022, Generation Hemp, Inc. and Crypt Solutions, Inc., DBA Cryptech Solutions (“Crypt”) a leading player in the cryptocurrency space, executed a Memorandum of Understanding and Letter of Intent to build “Green Energy” plants and Bitcoin mining complexes that will utilize hemp feedstock as a fuel source to power Bitcoin mining equipment and offset the draw on power from the local utility. Plans for this complex also include Generation Hemp’s additional hemp drying and processing facilities.

With theincreasing adoption and integration of cryptocurrency in mainstream channels and throughout the global economy, there has been an enormous draw on the energy grid for powering the necessary data processing equipment required to maintain these cryptocurrency mining systems 24/7. Generation Hemp, Inc. and Crypt Solutions, Inc. have begun to assemble the necessary pieces of a diversified “Green Energy” plant to create an independent power source for the primary purpose of powering Bitcoin mining in an effort to resolve any added pressure on the electrical grid. Environmentally sustainable hemp, a green feedstock, will be used for Btu generation to offset the draw of electricity from local utility companies. The Btu generation of hemp is comparable to wood biomass Btu generation. The utilization of solar power to complement the system will also be explored. Generation Hemp currently plans to explore harnessing the high levels of heat generated from the data processing operations produced from Bitcoin mining equipment to redistribute that heat as supplemental Btus to dry hemp.

As a renewable energy source with the utilization of hemp feedstock for fuel, all steps will be taken to register these facilities for Renewable Energy Credits (RECs) once completed and operational. Contributing renewable, “Green Energy” to the overall electrical grid will help electric power suppliers stay in compliance with state initiatives that require a certain percentage of their electricity to come from renewable energy, which helps foster and develop the infrastructure and implementation of renewable energy.

On February 23, 2022, Generation Hemp, Inc. and Crypt executed their first Letter of Intent that specifically applies to their joint Green Energy project, to be located adjacent to Generation Hemp’s wholly-owned subsidiary, GENH Halcyon Acquisition’s current hemp processing facility in Hopkinsville, Kentucky. This first project is being designed for two (2) megawatts of Bitcoin mining, which will include approximately 576 mining machines. The Bitcoin mining installation is expected to be running prior to the end of the second quarter 2022. Initial electricity needs for the project will come from the grid or the existing electricity provider until such time as biomass or other renewable methods are installed.

Competition

The hemp industry and hemp-based consumer product industry is highly competitive and fragmented in its nascency with numerous companies, consisting of publicly (mostly Canadian) and privately-owned companies. There are also large, well-funded companies beginning to emerge in the U.S. with a similar intention as Generation Hemp; to consolidate and vertically integrate along the hemp supply chain through acquisitions. These companies have indicated their intention to compete in the hemp industry and hemp-based product category. However, certain holding companies such as Acreage Holdings (domiciled in British Columbia) also include cannabis companies in their portfolio, whereas Generation Hemp is currently hemp only. We routinely evaluate internal and external opportunities to optimize value for shareholders through market research, strategic relationships and/or partnerships, and by asset acquisitions. Based upon our management team experience, we believe we are well-positioned to capitalize in the growing hemp industry and hemp-based product industry.

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

Our Competitive Strengths

We believe that we have the following competitive strengths:

●	Experienced and Committed Management Team. Gary C. Evans, our CEO, and other anticipated members of our senior management team have substantial experience in all aspects of growing a public company in a highly competitive sector, including acquisitions, dispositions, construction, development, management, finance and capital markets. Mr. Evans has previously been the Chairman and CEO of three different public companies that obtained financial success on the New York Stock Exchange. Additionally, he previously served as Chairman, CEO, and Lead Director of a NASDAQ listed company in the biopharmaceutical space for 24 years, having just resigned in 2021.

●	Focus on Consolidating Atomized Industry. Our focus on revenue generating and positive cash flow businesses is a key part of our growth strategy. Moreover, we believe the beginning of an entire new industry creates numerous opportunities to evaluate and consolidate very fragmented businesses. Our ultimate goal of being a more fully integrated enterprise within the midstream sector will eventually give us control of very profitable values chain and separate us from most of our competition.

●	Demonstrated Investment and Capital Raising Acumen. We will continue to utilize rigorous underwriting standards for evaluating acquisitions and potential tenants to ensure that they meet our strategic and financial criteria. Our management team’s extensive experience and relationships established in mergers and acquisitions over the past 40 years and over 100 separate transactions should enable us to identify, negotiate and close on acquisitions cost effectively, efficiently, and with shareholder interest first in mind.

Our Growth Strategy

Since the first harvests following the signing of the 2018 Farm Bill, the rush to capitalize on the hemp sector led to several pioneers launching a number of businesses within each vertical – many with very little capital resources available to them. Today:

●	The strong have survived

●	Hemp/CBD space is ripe for consolidation

●	Time for expansion and more vertical integration

●	Seasoned business professionals have now begun to enter the space

Generation Hemp has taken a boots-on-the-ground approach to its analysis of the overall industry and due diligence on specific businesses. We believe there are currently significant opportunities to grow a vertically integrated hemp business by executing the following elements of our strategy:

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

Employees

We had 11 employees as of December 31, 2021, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. We also utilize seasonal part-time employees during peak processing season and contractors to provide certain specialized skills and expertise that may be required from time to time.

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

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. We have had substantial losses since inception and as of December 31, 2021, and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven. In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

We have a history of significant losses, which we expect to continue, and we may never achieve nor maintain profitability.

We have incurred significant net losses since our formation and may continue to incur net losses for the foreseeable future as we complete our acquisition efforts. We incurred net losses of $9.8 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. To date, we have not generated any significant revenues from the hemp business. If we are unsuccessful in implementing our strategic plan we may never become profitable.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. We may experience disruptions as a result of COVID-19 that could severely impact our business and planned acquisition strategy, including:

●	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;

●	delays, difficulties or increased costs to comply with COVID-19 protocols;

●	limitations in resources that would otherwise be focused on the conduct of our business, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “Stay-at-Home” orders or similar working restrictions;

●	delays in receiving the supplies and materials needed to operate our business;

●	interruption in global shipping that may affect the transport of materials or our supply chain;

●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our business may be conducted, or which may result in unexpected costs;

●	delays in necessary interactions with regulators and other important governmental agencies and contractors due to limitations in employee resources or forced furlough of personnel; and

●	increased competition for suppliers and vendors.

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. Should COVID-19 cases in USA increase, the country or states may institute stricter social distancing protocols.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business will depend on future developments such as the rate of the spread of the disease, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Further, a lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic on a local or federal level could result in significant increases to the duration and severity of the pandemic in the United States as compared to the rest of the world and could have a corresponding negative impact on our business. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

The loss of our chief executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations.

Our success is heavily dependent on the continued active participation of our chief executive officer, largest shareholder, and sole director listed under “Management.” Loss of the services of Mr. Evans, would have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical, professional, clerical, administrative and managerial personnel. Inability to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

Our Chief Executive Officer has significant influence over us.

Our Chief Executive Officer has the ability to influence all of our business affairs.

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

In 2022, management identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions. The Company has begun the process of designing and implementing measures to improve its internal controls over financial reporting and remediate this material weakness. The Company’s efforts include implementing additional reviews of business combination transactions and modifying the Company’s instructions to valuation specialists and reviews of their workproduct. This will include staffing additions as appropriate. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. However, our remedial actions may not prevent this or similar weaknesses from occurring in the future.

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

Uncertain Economic, Social and Political Environment.

Consumer, corporate and financial confidence may be adversely affected by current or future tensions around the world, fear of terrorist activity and/or military conflicts, localized or global financial crises or other sources of political, social or economic unrest. Such erosion of confidence may lead to or extend a localized or global economic downturn. A climate of uncertainty may reduce the availability of potential investment opportunities, and increases the difficulty of modeling market conditions, potentially reducing the accuracy of financial projections. In addition, limited availability of credit for consumers, homeowners and businesses, including credit used to acquire businesses, in an uncertain environment or economic downturn may have an adverse effect on the economy generally and on our ability to make acquisitions. This may slow or halt our rate of growth and materially and adversely affect our business and/or stock price.

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

We have a limited operating history in the legal hemp industry, which makes it difficult to accurately assess our future growth prospects.

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

Our operating results are subject to fluctuations and our stock price may decline significantly.

Our quarterly revenue and operating results are difficult to predict from quarter to quarter. We derive revenue from our hemp processing business which is dependent upon volumes produced by farmers and is seasonal. Prices for products derived from hemp have declined significantly over the past few years resulting in many farmers exiting the industry. We derive relatively stable revenue from our property leased industrial warehouse. Nonetheless, it is possible that our net operating results in some quarters will fall below our expectations. Our quarterly operating results will be affected by a number of factors, including:

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

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six-month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

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

Our common shares are quoted on OTCQB. There is no cost of such quotation and related services from OTC Markets, Inc. Trading in stock quoted on the OTCQB Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTCQB Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares. A number of brokerage houses will not trade our securities for customers because we are in the hemp business and/or because we trade on the OTC.

The Company currently plans to move to a more advantageous trading market via a potential uplisting, to a national exchange, and a formal application has been made. However, there is no assurance that we will be able to successfully move trading markets or uplist to a national exchange.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTCQB, which may have an adverse material effect on the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We provide post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at our leased 48,000 square foot facility located in Hopkinsville, Kentucky.

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

We also lease office space in Fort Worth, Texas for managerial offices.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is quoted on OTCQB under the symbol “GENH.” In the future, should we meet stringent qualifications and pay the required fee, we plan to have our shares quoted on Capital Markets tier of NASDAQ, however here is no assurance that our shares will continue to be quoted on any market.

Shareholders

As of the date of this report, there were 76 direct holders of our common shares as shown on the list maintained by our transfer agent. We may have a substantial number of additional shareholders who hold shares in street name.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

At December 31, 2021, there were 8,808,333 warrants outstanding for the purchase of Company common stock. Refer to Note 9 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

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

At December 31, 2021, there were 13,850,000 options outstanding for the purchase of Company common stock. Refer to Note 10 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

Recent Sales of Unregistered Securities

Since January 1, 2021, we have sold securities in private transactions without registering the securities under the Securities Act as shown below:

●	Acquisition of Certain Assets of Halcyon – In January 2021, the Company issued 6,250,000 shares of common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year) in the acquisition.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263,293 was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants. In the fourth quarter of 2021, the Company received $375,000 for the exercise of 1,065,340 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt.

●	Issuance to Vendor for Services – In the third quarter of 2021, the Company issued 125,000 common shares to a vendor for services performed.

●	Issuance for Extension of Secured Note – The Company issued 20,000 common shares as consideration to extend the maturity of a senior note in the third quarter of 2021.

●	Issuance for Conversion of Series A Preferred Stock – As noted above, in the third quarter of 2021, the Company issued 75,947,376 common shares for the conversion of all outstanding shares of its Series A Preferred Stock.

●	2021 Fourth Quarter Issuances of Common Stock Units – In the fourth quarter of 2021, the Company issued 958,333 common stock units to accredited investors for total proceeds of $575,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of one share of common stock for $0.60 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including risk-free interest rates ranging from 0.48% to 0.70% and historical volatility ranging from 237% to 258%. A total of $276,947 was allocated to the warrants and reported in additional paid-in capital

●	Stock-based Compensation – The Company issued 500,000 restricted common shares as incentive compensation to two executives who joined the Company in the first quarter of 2021.

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

Phone: (469) 633-0101

Fax: (469) 633-0088

www.stctransfer.com

STC is responsible for all record-keeping and administrative functions in connection with our common shares.

Item 6. Reserved

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

Overview

We are a holding company active within the “hemp” space. We were incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 94% of the common stock of EHR in a series of transactions accounted for as a reverse merger.

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

In 2021, the Company used $3.5 million of cash for its operating activities. At December 31, 2021, the Company’s current liabilities, including financing obligations due within one year, totaled $4.4 million as compared with its current assets of $238 thousand.

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

How the Company Generates Revenue

We provide post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our leased 48,000 square foot facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. In August 2021, the Company launched its animal bedding consumer goods product line made from the hemp hurd byproduct that is produced from its hemp processing operations.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

Our Costs and Expenses of Conducting Business

The principal costs and expenses involved in conducting our business are labor, materials and overhead costs for processing services, real estate holding costs (interest, taxes, depreciation and maintenance costs) and general and administrative expenses for our management, contract labor, professional fees and other costs of being a public company. We also incur costs in seeking acquisitions and financings of our business.

Discontinued Oil & Gas Activities

As of December 31, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Results of Operations

Years Ended December 31, 2021 and 2020

The net loss for the year ended December 31, 2021 was $9.8 million as compared with a net loss of $1.6 million for 2020. The larger loss in 2021 was principally due to higher costs for staffing additions and other business operating costs as we commenced post-harvest midstream services after the acquisition of certain assets of Halcyon. The 2021 loss also include non-cash expense totaling $5.9 million for stock-based compensation and depreciation and amortization.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $32 thousand for the year ended December 31, 2021 as compared with a loss of $34 thousand in 2020.

Revenue. We commenced post-harvest and midstream services for new and renewed customer contracts in the third quarter of 2021. These revenues are typically limited due during the first half of each year until harvest. In 2020 (prior to our acquisition), Halcyon had revenues of $3.0 million for the processing of approximately 8.5 million pounds of hemp biomass. In 2021, we had revenues of $592 thousand for the processing of approximately 2.1 million pounds of hemp biomass. The decrease is partially due to taking inventory in-kind and holding such inventory for a sale at a later date. We have executed contracts for processing of 6.7 million pounds during the 2022.

Rental revenue was $82 thousand in 2021 as compared with $90 thousand in 2020. The Company’s Denver warehouse is presently leased through August 1, 2023 for $7.5 thousand per month plus certain other expenses.

Cost of Revenue. Cost of revenue for 2021 was $653 thousand and consisted of direct labor, supplies and overhead for the Company’s post-harvest and midstream services operations. The negative margin on this business was caused by holding costs and limited staffing needed until the annual harvest and processing began in the third quarter of 2021.

Depreciation and Amortization. Depreciation and amortization expense totaled $1.3 million in 2021 as compared with $71 thousand for 2020. The increase in the 2021 period is due to completion of the Halcyon acquisition including $818 thousand for amortization of acquired intangible assets. Intangible assets consist of customer relationships and non-compete agreements acquired in the acquisition of certain assets of Halcyon. Future amortization expense in each of the next five years amounts to $587 thousand for 2022, $419 thousand for 2023, $278 thousand for 2024, $194 thousand for 2025, $130 thousand for 2026 and $250 thousand thereafter.

Merger and Acquisition Costs. We incurred $16 thousand and $100 thousand of costs for evaluating acquisition opportunities during 2021 and 2020, respectively. These costs principally related to the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities.

General and Administrative Expense. General and administrative expenses totaled $7.8 million for the year ended December 31, 2021 as compared with $1.1 million in 2020. The increase in general and administrative expense in the 2021 period is principally due the Halcyon acquisition, other corporate staffing additions made this year, and the payment of bonus compensation as well as stock-based compensation expense. Bonus compensation totaling $610 thousand was paid to our CEO for successful completion of the Halcyon acquisition. In the third quarter of 2021, the Company paid $189 thousand for legal fees and $33 thousand of interest in settlement of an arbitration. General and administrative expense for 2021 also includes $4.5 million of non-cash stock-based compensation expense.

Other Income/Expense. Total other expense was $671 thousand for 2021 as compared with $296 thousand for 2020. The largest item of total other expense is interest expense which has increased due to having higher levels of indebtedness. Interest expense for 2021 includes $380 thousand of amortization of debt discounts and $33 thousand of interest for the arbitration settlement discussed above.

In 2021, we sold our investment in the marketable common stock we held for total proceeds of $35 thousand. We recognized a loss of $12 thousand on this disposal. This publicly traded security was marked to market each fiscal quarter until its eventual sale. In 2020, we recognized a gain of $10 thousand for the increase in this security’s value.

We received notice that the Company’s PPP Loan principal and interest thereon was fully forgiven on April 20, 2021. As such, we recognized forgiveness income of $25,424 in 2021.

Loss from Discontinued Operations. In 2021, we recognized a loss from discontinued operations of $32 thousand as compared with a loss of $34 thousand in 2020. The major classes of line items constituting the loss on discontinued operations is presented in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

In 2019, the Company’s oil and gas properties became impaired and the carrying amount of the properties was expensed to the market decline and the Company’s determination to exit the oil and gas business.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first nine months of 2021 was as follows:

●	Cash used in operating activities was $3.5 million principally due to the net loss adjusted for non-cash items.

●	Net cash used in investing activities totaled $1.6 million including an expenditure of $1.5 million for the cash portion of the total consideration for the Halcyon acquisition and proceeds from the sale of our investment in common stock of $35 thousand. We made capital expenditures totaling $78 thousand for new processing equipment to expand our business lines to include post-processing of biomass.

●	Net cash from financing activities totaled $2.3 million. This amount included $4.3 million of cash inflows from the issuance of common stock units and proceeds from warrant exercises. As well, we received $410 thousand in advances from our CEO under promissory notes. We used $2.2 million of cash for repayment of outstanding indebtedness and $154 thousand for payment of scheduled redemptions and dividends on the Series B preferred stock.

We had no cash flows from discontinued operations in 2021.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our overall expenses may increase significantly as we grow our hemp business.

We anticipate that we will require additional capital to fund operations, including hiring additional employees, completing acquisitions and funding capital expenditures during the next twelve-month period.

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

Until such time as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our growth plans and future commercialization efforts.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

Indebtedness

The Company’s indebtedness at December 31, 2021 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6—Other Indebtedness.”

In the first quarter of 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $449,000 to the Company under a promissory note due June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Generation Hemp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Hemp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation and accounting for share-based instruments

As described in Note 9, for the year ended December 31, 2021, the Company issued 2,558,333 warrants to investors with exercise prices of $0.500 to $0.600 per share, vesting over a period of two years. The warrants issued were attached to units of common stock sold to various investors including a related party, which are only redeemable by the warrants holders. Total outstanding warrants as of December 31, 2021 were 8,808,333. As described in Note 10, the Company issued 13,850,000 options during the year ended December 31, 2021 with a grant date fair value of $10,525,284. Share-based compensation expense of $4,385,118 was recognized in 2021 related to these options based on the vesting terms.

How we Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

●	We tested the agreements to determine whether management appropriately evaluated such agreements on issuance date.

●	We tested the information that served as the basis for valuation of the shares issued to determine whether stock compensation should be recorded.

●	We evaluated the reasonableness of the valuation method and assumptions used by management to calculate the values on issuance date by developing an independent estimate of the volatility by utilizing third party historical data of closing prices.

Valuation and accounting for acquisition of Halcyon assets

As described in Note 3, for the year ended December 31, 2021, the Company completed the acquisition of certain assets of Halcyon for a total purchase consideration of $6,100,000 consisting of 6,250,000 shares of Company common stock valued at $2.5 million, $1.75 million in cash, a promissory note for $850,000 and the assumption of approximately $1,000,000 of new indebtedness of Halcyon.

How we Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

●	We tested the asset purchase agreements to determine whether appropriately evaluated such agreements on the acquisition date.

●	We tested the information that served as the basis for valuation for the asset acquired whether any valuation adjustments should be recorded.

●	We evaluated the reasonableness of the valuation method and assumptions used by management to calculate the values on the acquisition date by developing an independent estimate of the fair values by utilizing the multi-period excess earnings method for intangible assets and published cost databases for tangible assets.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Houston, Texas
April 12, 2022

Generation Hemp, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current Assets
Cash	$20,656	$2,776,425
Inventories	212,518	-
Prepaid expenses	4,723	-
Total Current Assets	237,897	2,776,425

Property and Equipment
Property and equipment	3,206,107	1,222,430
Accumulated depreciation	(625,445)	(102,938)
Total Property and Equipment, Net	2,580,662	1,119,492

Operating lease right-of-use asset	263,065	-
Intangible assets, net	1,857,908	-
Goodwill	799,888	-
Other assets	407,000	23,077

Total Assets	$6,146,420	$3,918,994

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$883,485	$1,053,542
Accrued liabilities	410,990	337,588
Payables to related parties	204,007	448,271
Operating lease liability - related party	101,238	-
Notes payable – related parties	2,183,551	3,336,592
Other indebtedness - current	501,668	619,461
Common stock issuable	-	50,000
Current liabilities of discontinued operations held for sale	153,482	140,068
Total Current Liabilities	4,438,421	5,985,522
Operating lease liability - related party, net of current portion	161,827	-
Other indebtedness - long-term	-	25,200
Long-term liabilities of discontinued operations held for sale	162,948	144,149
Total Liabilities	4,763,196	6,154,871

Commitments and Contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 118 and 135 shares issued and outstanding at December 31, 2021 and 2020	591,558	729,058

Equity (Deficit)
Series A preferred stock, $0.00001 par value; $1.00 stated value; 6,500,000 shares authorized, none and 6,328,948 shares issued and outstanding at December 31, 2021 and 2020	-	4,975,503
Common stock, $0.00001 par value; 200,000,000 shares authorized, 113,094,002 shares issued and outstanding at December 31, 2021	1,131	-
Common stock, no par value; 100,000,000 shares authorized, 17,380,317 shares issued and outstanding at December 31, 2020	-	6,083,480
Additional paid-in capital	29,150,258	4,436,018
Accumulated deficit	(28,118,245)	(18,220,705)
Generation Hemp equity	1,033,144	(2,725,704)
Noncontrolling interest	(241,478)	(239,231)
Total Equity (Deficit)	791,666	(2,964,935)

Total Liabilities and Equity (Deficit)	$6,146,420	$3,918,994

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2021	2020

Revenue
Post-harvest and midstream services	$592,024	$-
Rental	82,500	90,000
Total revenue	674,524	90,000

Costs and Expenses
Cost of revenue (exclusive of items shown separately below)	652,521	-
Depreciation and amortization	1,340,425	71,000
Merger and acquisition costs	16,115	99,880
General and administrative	7,787,081	1,141,957
Total costs and expenses	9,796,142	1,312,837

Operating loss	(9,121,618)	(1,222,837)

Other expense (income)
Interest and other income	(25,424)	(1)
Change in fair value of marketable security	(11,770)	9,882
Interest expense	708,338	286,372
Total other expense	671,144	296,253

Loss from continuing operations	(9,792,762)	(1,519,090)
Loss from discontinued operations	(32,213)	(34,259)

Net loss	$(9,824,975)	$(1,553,349)
Less: net loss attributable to noncontrolling interests	(2,247)	(54,680)

Net loss attributable to Generation Hemp	$(9,822,728)	$(1,498,669)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.17)	$(0.08)
Diluted	$(0.17)	$(0.08)
Loss from discontinued operations
Basic	$-	$-
Diluted	$-	$-
Earnings (loss) per share
Basic	$(0.17)	$(0.09)
Diluted	$(0.17)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at January 1, 2020	-	$-	6,328,948	$4,975,503	17,130,317	$6,029,328	$3,426,946	$(16,722,036)	$(184,551)	$(2,474,810)
Issuance of common stock units	-	-	-	-	250,000	54,152	45,848	-	-	100,000
Issuance of Series B preferred units	135	729,058	-	-	-	-	620,942	-	-	620,942
Issuance of warrants with subordinated note	-	-	-	-	-	-	114,094	-	-	114,094
Issuance of warrants with secured note	-	-	-	-	-	-	228,188	-	-	228,188
Net loss	-	-	-	-	-	-	-	(1,498,669)	(54,680)	(1,553,349)

Balance at December 31, 2020	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)

Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	1,758,333	136,717	838,283	-	-	975,000
Warrant exercises	-	-	-	-	9,494,316	4,771,679	(1,429,679)	-	-	3,342,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Common shares issued to vendor for services	-	-	-	-	125,000	117,500	-	-	-	117,500
Issuance of common shares for extension of secured note	-	-	-	-	20,000	18,000	-	-	-	18,000
Change in common stock par value due to change in corporate domicile	-	-	-	-	-	(15,868,273)	15,868,273	-	-	-
Conversion of Series A preferred stock			(6,328,948)	(4,975,503)	75,947,376	759	4,974,744	-	-	-
Series B preferred stock redemptions	(17)	(137,500)	-	-	-	-	-	-	-	-
Series B preferred stock dividend	-	-	-	-	-	-	-	(74,812)	-	(74,812)
Stock-based compensation	-	-	-	-	500,000	81,000	4,462,619	-	-	4,543,619
Net loss	-	-	-	-	-	-	-	(9,822,728)	(2,247)	(9,824,975)

Balance at December 31, 2021	118	$591,558	-	$-	113,094,002	$1,131	$29,150,258	$(28,118,245)	$(241,478)	$791,666

The accompanying notes are an integral part of these consolidated financial statements.

Generation Hemp, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(9,824,975)	$(1,553,349)
Loss from discontinued operations	(32,213)	(34,259)
Net loss from continuing operations	(9,792,762)	(1,519,090)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	1,340,425	71,000
Amortization of debt discount	380,282	-
Stock-based compensation	4,543,619	-
Common shares issued to vendor for services	117,500	-
Other income - PPP Loan forgiveness	(25,424)	-
Loss on disposal of property and equipment	6,938	539
Change in fair value of marketable securities	(11,770)	9,882
Changes in operating assets and liabilities:
Accounts receivable	75,470	-
Inventories	(212,518)	-
Prepaid expenses	(4,723)	-
Accounts payable and accrued liabilities	85,939	572,466
Net cash from operating activities – continuing operations	(3,497,024)	(865,203)
Net cash from operating activities – discontinued operations	-	31,716
Net cash from operating activities	(3,497,024)	(833,487)

Cash Flows From Investing Activities
Capital expenditures	(77,715)	-
Acquisition of certain assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	(1,525,470)	-
Proceeds from sale of investment in common stock	34,847	-
Net cash from investing activities – continuing operations	(1,568,338)	-
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	(1,568,338)	-

Cash Flows From Financing Activities
Proceeds for common stock issuable	-	50,000
Issuance of common stock units	925,000	100,000
Proceeds from Series B redeemable preferred stock	-	1,350,000
Redemptions of Series B preferred stock	(137,500)	-
Series B preferred stock dividends paid	(16,500)	-
Proceeds from warrant exercises	3,342,000	-
Repayment of Halcyon bank note	(995,614)	-
Proceeds from SBA PPP Loan	-	25,200
Proceeds from secured note	-	1,000,000
Proceeds from subordinated notes	410,000	990,000
Repayment of subordinated notes	(1,100,000)	-
Payment of mortgage payable	(117,793)	(6,625)
Net cash from financing activities – continuing operations	2,309,593	3,508,575
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	2,309,593	3,508,575

Net change in cash	(2,755,769)	2,675,088

Cash, beginning of period	2,776,425	101,337
Cash, end of period	$20,656	$2,776,425

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

As of December 31, 2021, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

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

In 2021, the Company used $3.5 million of cash for its operating activities. At December 31, 2021, the Company’s current liabilities, including financing obligations due within one year, totaled $4.4 million as compared with its current assets of $238 thousand.

The Company will continue to pursue additional capital raising opportunities in order to fund future acquisitions and meet its obligations as they become due. We may not be successful in obtaining additional financing needed. In the event financing cannot be obtained, the Company may not be able to satisfy these plans and obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of COVID-19 Pandemic on Our Business – Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in 2020. The COVID-19 pandemic and measures taken to contain it subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or may worsen.

2. Summary of Significant Accounting Policies

Basis of Presentation – The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and U.S. Securities and Exchange Commission regulations. The consolidated financial statements comprise the financial statements of the Company, its wholly-owned subsidiaries, and subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost, which includes the cost of raw materials, labor and overhead, is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary business, less reasonably predictable cost of completion, disposal and transportation.

Property and Equipment – property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of assets. Upon disposition, the cost and accumulated depreciation are removed and any gain or loss on the disposal is reflected in the statements of operations. The cost of maintenance and repairs is charged to income as incurred; significant renewals and improvements are capitalized.

Leases – The Company’s lease arrangements are operating leases which are capitalized on the balance sheet as right-of-use (“ROU”) assets and obligations. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease commencement date based on the present value of payments over the lease term. If leases do not provide for an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as the lease payments. Lease expense is recognized on a straight-line basis over the lease term.

Intangible Assets – Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Intangible assets consist of customer relationships and non-compete agreements acquired in the acquisition of certain assets of Halcyon. These intangibles have a gross carrying amount of $2.7 million and accumulated amortization of $818 thousand at December 31, 2021. Future amortization expense in each of the next five years amounts to $587 thousand for 2022, $419 thousand for 2023, $278 thousand for 2024, $194 thousand for 2025, $130 thousand for 2026 and $250 thousand thereafter.

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

Noncontrolling Interest – Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of December 31, 2021 and 2020, minority investors owned approximately 6% of EHR.

Stock-based Compensation – We account for employee stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.

Income Taxes – Income taxes are accounted for using a balance sheet approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax asset (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2021 or 2020. Income tax returns we file may be routinely examined by tax authorities. The statute of limitations is currently open for tax returns filed after 2017.

The Company is subject to the Texas margin tax; however, tax expense was zero for the years ended December 31, 2021 and 2020.

Discontinued Operations – In connection with the Transaction, management determined to fully divest of EHR’s oil and gas activities. As such, these activities are presented as discontinued operations for each of the periods presented.

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs to acquire mineral interests in oil and gas properties and to drill and equip new development wells and related asset retirement costs are capitalized. In 2019, the Company’s oil and gas properties became fully impaired and the carrying amount of the properties was expensed to the market decline and the Company’s determination to exit the oil and gas business. The oil & gas properties have limited production and operations for which the Company recognizes its share as a non-operating working interest owner. Oil & gas revenue is recognized for discontinued operations based on delivered quantities in the amount of the consideration to which the Company is entitled.

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

The estimated fair values of cash, accounts receivable, accounts payable and indebtedness approximate their carrying amounts due to the relatively short maturity of these instruments.

Earnings (loss) per Share – Basic earnings (loss) per share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent shares issuable upon the assumed conversion of preferred stock, outstanding convertible notes and the assumed exercise of common stock options and warrants outstanding.

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of December 31, 2021 or 2020.

During 2021, one customer accounted for approximately 91% of our post-harvest and midstream services revenue, respectively. No amounts were due from this customer at December 31, 2021.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at December 31, 2021 or 2020.

Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. We adopted this standard in the first quarter of 2021. Adoption of this ASU did not have a significant impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021. The standard allows for either modified or full retrospective transition methods. The Company will adopt this standard on January 1, 2022. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

3. Acquisition

On January 11, 2021, the Company completed the acquisition of certain assets of Halcyon pursuant to the Asset Purchase Agreement dated March 7, 2020, as amended on January 11, 2021 and October 8, 2021. The purchase consideration totaled approximately $6.1 million consisting of 6,250,000 shares of Company common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year), $1.75 million in cash, a promissory note for $850,000 issued by the Company’s subsidiary, GenH Halcyon Acquisition, LLC, and guaranteed by Gary C. Evans, CEO of the Company, and assumption of approximately $1.0 million of new indebtedness of Halcyon. The Company was granted an option to purchase the real estate occupied by Halcyon for $993,000. This option is exercisable at any time before its expiration on January 11, 2022. This purchase option was subsequently amended and extended as disclosed in Note 14.

The acquisition was accounted for as a business combination where the Company is the acquirer and the acquisition method of accounting was applied in accordance with GAAP. Accordingly, the aggregate value of the consideration we paid to complete the acquisition was allocated to the assets acquired based upon their estimated fair values on the acquisition date.

The following table summarizes the purchase price allocation for the assets acquired:

Accounts receivable	$75,470
Other working capital	224,530
Property and equipment, other	1,912,900
Intangibles:
Non-competition agreements	63,176
Customer relationships	2,612,650
Other assets - Purchase option on real estate	407,000
Goodwill	799,888
Assets acquired	$6,095,614

Intangible assets consist of customer relationships and non-compete agreements, each having definite-lives. These intangible assets are being amortized over the estimated useful life on an accelerated basis reflecting the anticipated future cash flows of the Company post acquisition of Halcyon. The weighted-average useful life assigned to the intangible assets is three years.

The results of operations for the acquired Halcyon assets have been included in the Company’s consolidated financial statements since the January 11, 2021 acquisition date.

Concurrent with the closing of the asset acquisition, the Company entered into term employment agreements with two executives to serve as vice presidents of the Company for a term of at least two years and the issuance of 250,000 shares of restricted common stock of the Company as a signing bonus. Such shares are subject to restrictions on the trading or transfer of such common stock.

Further, the term employment agreements each provide for the payment by the executives of liquidated damages if the employee terminates his employment without good reason during the initial term, other than due to the employee’s death or disability. Such liquidated damages total $375,000 if termination occurs prior to January 11, 2023.

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2020, to give effect to certain events that management believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

●	an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets; and

●	an adjustment to interest expense to reflect the reduced borrowings due to the repayment of Halcyon’s historical debt in conjunction with the acquisition;

The supplemental pro forma financial information for the periods presented is as follows:

	For the year ended December 31,
	2021	2020
Revenue, continuing operations	$675,762	$3,050,017
Income (loss) from continuing operations	(9,847,650)	(841,518)
Earnings (loss) per common share:
Basic and diluted	$(0.17)	$(0.05)

4. Property and Equipment

Property and equipment consisted of the following:

	Useful	December 31,
	Life (yrs)	2021	2020

Land		$96,000	$96,000
Warehouse	30	916,500	916,500
Leasehold Improvements	3	473,601	-
Machinery and equipment	5-7	1,506,447	-
Vehicles	4	149,440	149,440
Computer equipment and software	3	46,825	43,196
Office furniture and equipment	3-5	17,294	17,294

Subtotal		3,206,107	1,222,430
Less accumulated depreciation and amortization		(625,445)	(102,938)

Total property and equipment, net		$2,580,662	$1,119,492

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	December 31,
	2021	2020

Senior Secured Promissory Note	$-	$1,500,000
Convertible Promissory Note	-	208,874
Subordinated Promissory Note to CEO	523,551	490,000
Convertible Promissory Note to CEO	410,000	-
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	250,000	500,000

Total	2,183,551	3,698,874
Less debt discounts	-	(362,282)

Total notes payable – related parties	$2,183,551	$3,336,592

Senior Secured Promissory Note – On March 31, 2017, the Company entered into a subscription agreement under which we issued a $3,000,000 10% Senior Secured Promissory Note to Satellite Overseas (Holdings) Limited (“SOHL”), a stockholder of the Company’s common shares. The interest rate of the Senior Secured Promissory Note was 12%. On March 9, 2021, the total principal, interest and accrued fees under the Senior Secured Promissory Note was contributed to the Company and exchanged into 1,000,000 common shares.

Convertible Promissory Note – In October 2019, HTF issued a convertible promissory note to EHR in exchange for EHR’s payment of HTF’s accounts payable and Transaction expenses. The convertible promissory note bore interest at 4% per annum and was convertible by the holder at any time into common stock of the Company at a rate of $0.352 per share. On March 9, 2021, the convertible promissory note, together with accrued interest thereon, was converted into 618,660 common shares under the terms of the note.

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory initially note due September 30, 2021. This note was amended to a new maturity date of June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $7,602 at December 31, 2021.

Convertible Promissory Note to CEO – In 2021, our CEO made advances totaling $410,000 to the Company under a convertible promissory note. The convertible note matured on January 1, 2022 but was subsequently amended to extend the maturity date to June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10%. The principal and interest due on the convertible note may be converted, at the option of the holder, into restricted shares of the Company’s common stock at a conversion price equal to $0.50 per share. Accrued interest on this convertible promissory note totaled $19,118 at December 31, 2021.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD, a Company stockholder. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum and initially matured on June 30, 2021. The promissory note has been extended three times each including the issuance of 20,000 restricted common shares as extension fees. The maturity date of the promissory note is April 30, 2022, as amended. If before April 30, 2022 the Company raises new equity capital of $10 million or more, then the full amount outstanding under the promissory note is due within five days. Additionally, the holder of the promissory note was given an option exercisable until April 7, 2022 to convert $250,000 of the outstanding principal balance into shares of the Company’s common stock at an exercise price of $0.60 per share. Accrued interest on this secured note totaled $100,275 at December 31, 2021.

The holder of the secured promissory note received a warrant to purchase 1,000,000 shares of common stock exercisable at an exercise price of $0.352 per share upon origination of the promissory note in 2020. This warrant was subsequently exercised in the first quarter of 2021.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor who is also a Company stockholder. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The Company made a principal payment of $250,000 in April 2021. The subordinated note principal together with accrued and unpaid interest was due, as previously amended, on March 31, 2022 but was subsequently extended. As subsequently amended, a payment of $50,000 is due March 31, 2022 and the remaining principal of $200,000 together with accrued interest is due on June 30, 2022. If at any time prior to the note’s maturity the Company raises new equity capital of $5 million or more, then the full amount outstanding under the note is due within five days. Accrued interest on this subordinated promissory note totaled $18,699 at December 31, 2021.

The holder of the subordinated note received a warrant to purchase 500,000 shares of common stock exercisable for cash until December 30, 2022 at an exercise price of $0.352 per share.

6. Other Indebtedness

Other indebtedness consisted of the following:

	December 31,
	2021	2020

Mortgage Payable	$501,668	$619,461
Paycheck Protection Program Loan	-	25,200

Total	501,668	644,661
Less current portion	(501,668)	(619,461)

Total other indebtedness - long-term	$-	$25,200

Mortgage Payable and Operating Lease – The Company is obligated under a mortgage payable dated September 15, 2014 secured by its warehouse property located in Denver, Colorado. The note provided for a 25-year amortization period and an initial interest rate of 9% annually. The note has been amended several times to a maturity date of January 15, 2022. In January 2022, the note was again amended to a new maturity date of April 15, 2022. The Company is paying monthly extension fees of $1,000 each. The new monthly payment of the note is $5,800 including interest at an effective rate of approximately 12%.

The Company leases the Denver warehouse property to a tenant under an operating lease which was renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7,500. The lease requires a true-up with the tenant for property taxes and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for 2022 are $90,000 and for 2023 are $52,500.

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

7. Commitments and Contingencies

Leases – The Company assumed Halcyon’s lease of office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $22,000 in 2021.

The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $119,351 in 2021. A right-of-use asset and lease liability is recorded for this lease. As the lease does not provide an implicit rate, the Company used its estimated incremental borrowing rate of 10% in determining the present value of the lease payments.

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

Generation Hemp, Inc. v. Colorado Mills Equipment, LLC, Dallas, Texas Small Claims Court Case No. JS 22.00018A

The Defendant sold to the Company a faulty piece of equipment for $16,000 and will not refund the Company the purchase price after repeated attempts to return their equipment. A lawsuit was filed by the Company against Colorado Mills in January 2022.

Halcyon Thruput, LLC, Plaintiff v. United National Insurance Company, Defendant, United States District Court for the Northern District of Texas, Dallas Division, Case No. 3:21-CV-3136-K.

Halcyon Thruput, LLC (Halcyon) obtained an all-risks commercial insurance policy, including an Equipment Breakdown Endorsement (Policy) from United National Insurance Company (UNIC) to provide substantial coverages for Halcyon Thruput LLC’s (Halcyon) $1,203,735 hemp processing dryer (Dryer) at its facility in Hopkinsville, Kentucky. During the Policy period, the Dryer caught fire due to the Dryer being defectively designed.

While UNIC paid a number of Halcyon’s claims, Halcyon’s claim for the cost of the replacement Dryer of $1,380,374 was denied as described below.

Buyer, a wholly owned subsidiary of the Company, pursuant to an Asset Purchase Agreement as twice amended, then acquired all the assets of Halcyon, except for the right to the proceeds of UNIC’s insurance policy since the Policy prohibited assignment. Halcyon and Buyer agreed that Buyer’s principal, Gary C. Evans, had the right to control the litigation, engage counsel for Halcyon and make all decisions relating to any proceeds received in the litigation by settlement or otherwise.

Halcyon’s suit against UNIC, which was removed to federal court, seeks $796,865.53 (the cost of the replacement dryer of $1,380,374, less a credit for $583,508.47 previously paid by UNIC to Halcyon for the Dryer fire=$796,865.53) plus statutory interest on that sum from August 10, 2020 for violating the Texas Insurance Code’s requirement that claims be promptly paid, additional statutory penalties, and attorneys’ fees. Certain documents have been executed between the Company, Halcyon and legal counsel, which provide for a sharing of costs and expenses and awards, if any, against UNIC. Mediation of the case is set for April 12, 2022.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE, LLC (“JDONE”) is a wholly owned subsidiary of the Company and landlord of a commercial warehouse building that was previously leased to Grand Traverse Holdings, LLC on December 31, 2018 for a term of 61 months, with a personal guaranty from Defendant, John Gallegos. On April 12, 2019, Grand Traverse presented JDONE with an alleged forged, signed copy of the draft early termination amendment that JDONE had previously rejected. JDONE has suffered damages due to Defendant’s alleged misconduct of approximately $823,504 plus interest and attorney’s fees exceeding $400,000. A court ordered mediation was held in May 2020 without success. All material defendant motions have been denied by the court. The case is set for jury trial in July 2022. We believe that Grand Traverse Holdings, LLC and John Gallegos are jointly liable for the asserted damages which exceed $1 million plus attorney’s fees and we continue to vigorously pursue our claims.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII” v. Energy Hunter Resources, Inc.)

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At December 31, 2021, the Company had accrued $252,583 for this judgment, which is exclusively an EHR obligation.

8. Income Taxes

No amounts were recorded for income tax expense during the years ended December 31, 2021 or 2020. A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2021	2020

Federal statutory rate	$(2,056,480)	$(319,008)
State income taxes, net	(198,940)	(31,480)
Change in valuation allowance	3,655,210	312,464
Change in state tax rates	(178,644)	-
True-up of prior year deferred items	(929,450)	-
Other, net	(291,696)	38,024
Total income tax expense	$-	$-

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
Assets:
Net operating loss carryforwards	$4,960,487	$2,200,036
Stock-based compensation	1,046,464	-
Property and equipment	33,803	27,847
Intangible assets	135,012	-
Other	-	292,673
Subtotal	6,175,766	2,520,556
Valuation allowance	(6,175,766)	(2,520,556)
Net deferred tax asset	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of approximately $21.5 million at December 31, 2021, of which about $6.5 million begin to expire in 2034 and the remainder have no expiration.

The Company estimates that a majority of its NOL carryforwards are subject to annual limitations under Internal Revenue Code Section 382 as a result of ownership changes at various times including in the Transaction. These NOL carryforwards may never be utilized by the Company.

9. Equity

Change of Corporate Domicile – On August 21, 2021, the Company changed its domicile from the State of Colorado to the State of Delaware. The change of domicile had no effect on the number of outstanding securities of the Company. The Company is authorized for 200 million shares of capital stock, par value $0.00001 per share and 20 million shares of preferred stock, par value $0.00001 per share.

Series A Preferred Stock – Our Series A Preferred Stock was originally issued in connection with the Transaction completed in December 2019. On September 8, 2021, holders of the Company’s Series A Preferred Stock elected to convert such shares into shares of the Company’s common stock. As a result, 6,328,948 shares of Series A Preferred Stock were converted into 75,947,376 shares of common stock, with each share of Series A Preferred Stock converting into 12 shares of restricted common stock pursuant to the applicable Certificate of Designations.

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

Any or all of the Series B Preferred Stock may be converted, at their holder’s option, into 25,000 shares of common stock, as adjusted for any stock dividends, splits, combinations or similar events.

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

Common Stock – At December 31, 2021, the Company had 113,094,002 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	February 2020 Issuance of Common Stock Units – In February 2020, the Company issued 250,000 common units for $100,000. Each unit consisted of one share of common stock and a warrant for purchase of one common share for $0.40 per share. The warrant expired March 1, 2022. Proceeds of this issuance were used for general corporate purposes.

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

●	Acquisition of Certain Assets of Halcyon – In January 2021, the Company issued 6,250,000 shares of common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year) in the acquisition. Refer to Note 3.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263,293 was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants. In the fourth quarter of 2021, the Company received $375,000 for the exercise of 1,065,340 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt. Refer to Note 5.

●	Issuance to Vendor for Services – In the third quarter of 2021, the Company issued 125,000 common shares to a vendor for services performed.

●	Issuance for Extension of Secured Note – The Company issued 20,000 common shares as consideration to extend the maturity of a senior note in the third quarter of 2021. Refer to Note 5.

●	Issuance for Conversion of Series A Preferred Stock – As noted above, in the third quarter of 2021, the Company issued 75,947,376 common shares for the conversion of all outstanding shares of its Series A Preferred Stock.

●

2021 Fourth Quarter Issuances of Common Stock Units – In the fourth quarter of 2021, the Company issued 958,333 common stock units to accredited investors for total proceeds of $575,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of one share of common stock for $0.60 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including risk-free interest rates ranging from 0.48% to 0.70% and historical volatility ranging from 237% to 258%. A total of $276,947 was allocated to the warrants and reported in additional paid-in capital.

●	Stock-based Compensation – The Company issued 500,000 restricted common shares valued at $155,000 as incentive compensation to two executives who joined the Company in the first quarter of 2021.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding as of December 31, 2021:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued in February 2020 with common stock units (2)	250,000	$0.400	March 1, 2022	Cash
Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor (1)	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	January-February, 2023	Cash
Issued in Q4 2021 with common stock units (1)	958,333	$0.600	Oct-Dec, 2023	Cash
Total warrants outstanding at December 31, 2021	8,808,333

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

(2)	Contains certain anti-dilution provisions requiring a downward adjustment to the exercise price of the warrant if dilutive instruments are issued at prices less than the warrant exercise price.

Following is a summary of outstanding stock warrants activity for the periods presented:

		Weighted
		Average
	# of Warrants	Exercise Price

Warrants as of January 1, 2020	14,488,638	$0.353
Issued	8,499,994	$0.353
Warrants as of December 31, 2020	22,988,632	$0.353
Issued	2,558,333	$0.537
Cancelled	(7,244,316)	$0.352
Exercised	(9,494,316)	$0.352
Warrants as of December 31, 2021	8,808,333	$0.407

10. Stock-Based Compensation

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

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $155,000 as incentive compensation to two executives who joined the Company. The awards vest after one year of service. Compensation expense related to these awards totaled $155,000 for 2021.

In the fourth quarter of 2021, the Company awarded options for 13,850,000 shares of the Company’s common stock as incentive compensation. One-third of the awarded options vested immediately with the remaining options vesting in two equal annual tranches over the next two years. Vested options may be exercised at any time until their expiration after 10 years at an exercise price of $0.76 per share. Unvested options are forfeited upon termination of employment.

Compensation expense for stock option grants was recognized based on the fair value at the date of grant using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 1.18% to 1.28%, historical volatility ranging from 331% to 643% and an expected life of the stock options ranging from five to six years. We recognized $4.4 million of compensation expense for option awards in 2021. As of December 31, 2021, there was $6.1 million of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 24 months.

The following table summarizes options outstanding, as well as activity for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021	-	$-	$-	-
Granted	13,850,000	$0.76	$0.76	-
Outstanding at December 31, 2021	13,850,000	$0.76	$0.76	-

The remaining weighted average contractual life of exercisable options at December 31, 2021 was 9.8 years.

11. Discontinued Operations

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	December 31,
	2021	2020
Assets -
Oil and natural gas properties held for sale, at cost	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities
Accrued liabilities	$48,997	$31,117
Asset retirement obligations	52,368	56,834
Revenue payable	52,117	52,117
Current liabilities of discontinued operations held for sale	153,482	140,068

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	162,948	144,149
Total liabilities of discontinued operations held for sale	$316,430	$284,217

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the year ended December 31,
	2021	2020
Revenue -
Oil and gas sales	$116,710	$103,097

Costs and Expenses
Lease operating expense	134,590	93,709
Depreciation, depletion & amortization	-	9,942
Accretion	14,333	34,796
Gain on disposal of oil & gas property interests	-	(24,008)
Total costs and expenses	148,923	114,439

Interest expense	-	22,917

Loss from discontinued operations	$(32,213)	$(34,259)

12. Supplemental Cash Flow Information

	For the year ended December 31,
	2021	2020

Cash paid for interest	$138,736	$-
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	2,500,000	-
- issuance of subordinated note	850,000	-
- assumption of Halcyon bank note	995,614	-
Series B preferred stock dividend payable	58,312	-
Issuance of common stock units previously subscribed	50,000	-
Issuances of common shares for exchange or conversion of debt	2,160,269	-
Conversion of Series A preferred stock into common stock	4,975,503	-

13. Earnings (Loss) per Share

The following table is a calculation of the earnings (loss) per basic and diluted share:

	For the year ended December 31,
	2021	2020
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(9,792,532)	$(1,466,555)
Loss from discontinued operations	(30,196)	(32,114)
Less: preferred stock dividends	(74,812)	-
Net loss attributable to common stockholders	$(9,897,540)	$(1,498,669)

Denominator
Weighted average shares used to compute basic EPS	57,159,659	17,346,164
Dilutive effect of convertible note	1,164,773	1,164,773
Dilutive effect of preferred stock	55,075,900	75,965,819
Dilutive effect of common stock options	709,981	-
Dilutive effect of common stock warrants	11,022,542	14,686,725
Weighted average shares used to compute diluted EPS	125,132,854	109,163,481

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.17)	$(0.08)
Diluted	$(0.17)	$(0.08)
(Loss) income from discontinued operations
Basic	$-	$-
Diluted	$-	$-
Earnings (loss) per share
Basic	$(0.17)	$(0.09)
Diluted	$(0.17)	$(0.09)

The computation of diluted earnings per common share excludes the assumed conversion of the Series B Preferred Stock and outstanding convertible notes and exercise of common stock options and warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

14. Subsequent Events

Advances under Promissory Note – In the first quarter of 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $449,000 to the Company under a promissory note due June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum.

Joint-Venture With Crypt Solutions, Inc. – On January 16, 2022, the Company and Crypt Solutions, Inc., DBA Cryptech Solutions (“Crypt”) a leading player in the cryptocurrency space, executed a Memorandum of Understanding and Letter of Intent to build “Green Energy” plants and Bitcoin mining complexes that will utilize hemp feedstock as a fuel source to power Bitcoin mining equipment and offset the draw on power from the local utility.

On February 23, 2022, the Company and Crypt executed the first Letter of Intent that specifically applies to their joint Green Energy project, to be located adjacent to the Company’s current hemp processing facility in Hopkinsville, Kentucky. This first project is being designed for two (2) megawatts of Bitcoin mining, which will include approximately 576 mining machines. The Bitcoin mining installation is expected to be running prior to the end of the second quarter 2022. Initial electricity needs for the project will come from the grid or the existing electricity provider until such time as biomass or other renewable methods are installed.

Amendment of Real Estate Purchase Option - On March 25, 2022, the Company’s option that expired January 11, 2022 to purchase the operating facility in Kentucky it leases from Oz Capital, LLC for $993,000 was amended and extended. As amended, the Company may purchase the facility on or before June 30, 2022 for a purchase price of $1,293,000. The amended agreement also required the Company to pay all past due obligations related to the facility, including rent, totaling approximately $46,000. This payment was made in April 2022.

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

The following reserves schedule sets forth the changes in estimated quantities of proved crude oil reserves:

	Crude Oil (Bbls)	Natural Gas (mcf)	Total (Boe)
Total proved reserves:
Balance at December 31, 2019	178,440	604,590	279,205
Revisions of previous estimates	(12,900)	(8,520)	(14,320)
Divestiture of Reserves	(140,541)	(576,051)	(236,549)
Production	(5,439)	(6,169)	(6,468)
Balance at December 31, 2020	19,560	13,850	21,868
Revisions of previous estimates	(10,895)	(13,247)	(13,102)
Production	(1,675)	(603)	(1,776)
Balance at December 31, 2021	6,990	-	6,990

Proved developed reserves as of:
December 31, 2019	30,420	132,800	52,553
December 31, 2020	2,660	-	2,660
December 31, 2021	6,990	-	6,990

Proved undeveloped reserves as of:
December 31, 2019	148,020	471,790	226,652
December 31, 2020	16,900	13,850	19,208
December 31, 2021	-	-	-

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

The decrease in proved quantities for 2021 was due principally to revisions of previous reserve estimates after undeveloped reserves were determined to be non-economic.

Costs Incurred in Oil and Natural Gas Property Acquisitions and Development Activities. Costs incurred by the Company in oil and natural gas acquisitions and development are presented below:

For the year ended December 31,
	2021	2020
Acquisitions:
Proved	$-	$-
Unproved	-	-
Exploration	-	-
Development	-	-
Costs incurred	$-	$-

Capitalized Costs. The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	December 31,
	2021	2020

Proved properties	$621,198	$621,198
Unproved properties	1,253,651	1,253,651
	1,874,849	1,874,849
Accumulated DD&A and impairment	(1,874,849)	(1,874,849)
Total	$-	$-

Future Net Cash Flows. Future cash inflows as of December 31, 2021 and 2020 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation. Future development costs include abandonment and dismantlement costs.

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

	December 31,
	2021	2020

Future cash inflows	$454,030	$775,230
Future production costs	(278,870)	(281,420)
Future development costs	(34,280)	(284,450)
Future income tax expense	-	-
Future net cash flows	140,880	209,360
10% annual discount for estimated timing of cash flows	(72,250)	(145,600)
Discounted future net cash flows	$68,630	$63,760

The following table sets forth the principal sources of change in the discounted future net cash flows:

	December 31,
	2021	2020

Balance, beginning of period	$63,760	$3,445,660
Sales, net of production costs	(17,880)	9,388
Net change in prices and production costs	281,375	(314,633)
Changes in future development costs	(226,800)	(204,332)
Previously estimated development costs incurred during the period	-	-
Revision of quantities	(38,201)	(176,729)
Accretion of discount	6,376	344,566
Sales of minerals in-place	-	(3,040,160)
Balance, end of period	$68,630	$63,760

*  *  *  *  *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer). Based upon that evaluation, the principal executive officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management identified a material weakness in internal control over financial reporting related to the accounting for business combination transactions. Management has concluded that this deficiency constitutes a material weakness. Notwithstanding the material weakness, the Company’s management has concluded that the consolidated financial statements, included in the 2021 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting standards.

Management Plans to Remediate Material Weakness. The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate the reported material weakness. The Company’s efforts include implementing additional reviews of business combination transactions and modifying the Company’s instructions to valuation specialists and reviews of their workproduct. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Gary C. Evans	64	Chairman of the Board and Chief Executive Officer
Melissa Pagen	46	Senior Vice President, Corporate Development of the Company
Jack Sibley	37	Vice President, Operations of the Company, and Co-CEO of GENH Halcyon
Watt Stephens	37	Vice President, Corporate Development of the Company and Secretary of GENH Halcyon
Joe McClaugherty	70	Lead Director
Gary D. Elliston	68	Director
John Harris	73	Director

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

Melissa Pagen, Senior Vice-President, Corporate Development of the Company. Prior to joining Generation Hemp, Inc., Melissa Pagen built over twenty years of professional and executive experience in managerial and officer positions in several industries - both in the private and public sectors. With a demonstrated history in consumer goods, business development, investor relations, and industrial technologies, Melissa brings a unique combination of talents to the company. She developed and launched start-up companies in ecommerce, nutraceuticals, and the energy sector. In June 2019, Melissa was brought on by Gary C. Evans to help launch Generation Hemp, Inc., although her working tenure with Mr. Evans first began in 2013. In October 2019, she was brought on full-time as an officer of Generation Hemp, Inc.

From 2016 - 2019 in Los Angeles, Melissa helped develop, launch, and reorganize companies in ecommerce, nutraceuticals, and medical practices through her advising company Root LLC/Root Endeavor LLC. This included working with founders and teams on branding, marketing, product development, packaging, operations, staff reorganization, and optimizing efficiencies. In mid 2013 through 2015, Melissa began working under Gary C. Evans at Green Hunter Resources, Inc., a publicly traded company, where she started as Water Treatment Specialist/Account Executive, then moved into the position of Assistant Vice President, Investor Relations, and ultimately Vice President, Business Development, where she negotiated and secured multi-million-dollar contracts with large E&P companies for water treatment and handling, then oversaw those relationships. During her time in the energy sector, Melissa did several public speaking engagements for industry organizations, which helped earn her the honor of a WING Award (Women In Natural Gas) by Shale Media Group in 2014. Before beginning work with Mr. Evans, Melissa founded her own environmental remediation business in the Bakken Shale of North Dakota from 2012 - 2013. From 2010 - 2012, Melissa worked as Vice President, Marketing and Sales for Sionix Corporation, a publicly traded company in water treatment technology. Following the Tsunami in 2011, Melissa traveled to Japan to participate in discussions to address urgent water treatment issues and potential solutions in the wake of the Fukushima disaster. In 2001, Melissa began her career in the film industry, in development for Radar Pictures, Inc. (f/k/a Interscope Communications [Pictures]). She then worked with a female television Producer from 2004 - 2009. Working alongside creative executives and teams in the Film industry, she developed skills in writing, project management, and visual storytelling that would ultimately contribute to a number of future roles in helping companies develop branding, messaging, marketing, and investor relations. Melissa earned a Bachelor of Arts degree from University of California, Los Angeles where she graduated summa cum laude.

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

Watt Stephens, Secretary of GENH Halcyon. Watt began his career as a credit analyst with Frost Bank in 2007, in this role he underwrote countless credit requests in various industries including commercial & industrial, energy and real estate. He then moved into a leadership position being tapped to run business development for a newly formed group focused on complex credit relationships. After almost 10 years at Frost Bank, Watt went back to school to earn his MBA and focus on his goal of launching his own business. In 2018, Watt teamed up with Jack Sibley to form OZ Capital LLC, an opportunity zone focused venture capital fund based in Fort Worth. OZ Capital founded and funded Halcyon Thruput in 2019. Watt and Jack stepped in as Co-CEO’s mid-way through 2020 and subsequently sold the business to Generation Hemp at the beginning of 2021. Watt earned his BS ’07 from SMU and MBA ’17 from SMU’s Cox School of Business.

Joe L. McClaugherty, Director. Mr. McClaugherty previously served as a director of Magnum Hunter Resources Corporation from 2006 through 2016 where he served as Lead Director during the last three years of his tenure. Mr. McClaugherty is a senior partner of McClaugherty & Silver, P.C., a full-service firm engaged in the practice of civil law, located in Santa Fe, New Mexico. He has practiced law for 40 years and has had a Martindale-Hubbell rating of AV Preeminent for over 20 years and is a Fellow of the International Academy of Trial Lawyers. Prior to founding McClaugherty & Silver, P.C. in 1992, he was the Managing Partner of the Santa Fe office of Kemp, Smith, Duncan & Hammond, and, earlier, of Rodey, Dickason, Sloan, Akin & Robb. Mr. McClaugherty has served on numerous boards of both international and domestic companies. He received a BBA with Honors from the University of Texas in 1973 and a JD with Honors from the University of Texas School of Law in 1976. He is admitted to the Bars of the State of New Mexico, Texas and Colorado, as well as the Federal Bars of the Districts of New Mexico and Colorado, the Tenth Circuit Court of Appeals and the United States Supreme Court. The Company believes that it benefits from Mr. McClaugherty’s business and law degrees from the University of Texas at Austin, his approximately 40 years of legal experience in a broad-based civil practice and his extensive business experience on boards of both international and domestic companies.

Gary D. Elliston, Director. Mr. Elliston is the senior founding partner of DeHay & Elliston, L.L.P. where he specializes in the areas of toxic tort, commercial litigation, and professional and product liability litigation. He graduated cum laude from Howard Payne University in 1975, and as a Hatton W. Sumners Foundation Scholar, cum laude, from Southern Methodist University Law School in 1978. In 2007, he received an Honorary Doctorate of Humanities from Howard Payne University. He has served as a member of numerous professional, community and charitable organizations He is licensed to practice law in five states and actively tries cases around the US. He has been recognized multiple years as a Texas Super Lawyer and Best Lawyers in America.

John Harris, Director. Mr. Harris is currently a private investor in a cannabis growing operation based in southern California. Mr. Harris previously served as a member of the senior leadership team at EDS for approximately 25 years. He is also the former President and CEO of eTelecare Global Solutions; a $300M private equity backed business process outsourcing (“BPO”) company. Prior to eTelecare, Mr. Harris was President and CEO of Seven World Wide, a $400 million private equity backed Marketing Services BPO Company with operations in North America and the United Kingdom. Mr. Harris is a graduate of the University of West Georgia where he earned both a BBA and MBA. He currently serves on the Board of Advisors to the Richardson School of Business at the University of West Georgia. Mr. Harris has held board positions with a number of public and private telecommunications and technology services companies, and currently sits on the board of The Hackett Group. Mr. Harris’s experience as a senior executive and board member at a variety of global companies coupled with his recent experience as an investor in the cannabis space makes him an important asset as we grow and expand the Company’s business.

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

Board of Directors

Our board of directors currently consists of four members, including our Chairman and Chief Executive Officer. In evaluating director candidates, we will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board of directors’ ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of the committees of the board of directors to fulfill their duties. Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified.

Independent Directors

Under NASDAQ Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve-month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of the Effective Date, each of Messrs. McClaugherty, Harris, and Elliston will be an “independent director” within the meaning of Nasdaq Marketplace Rule 5605(a)(2). In addition, there will be no family relationships among any of the directors or executive officers of the Company.

Committees of the Board of Directors

We have an audit committee, compensation committee and nominating and corporate governance committee of our board of directors, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.

Audit Committee

A minimum of two individuals serves as the members of our audit committee. As required by the rules of the Commission and listing standards of the NASDAQ, where we currently anticipate applying to have our Common Stock listed, the audit committee will consist solely of independent directors within one year of the listing date. Commission rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. John Harris satisfies the definition of “audit committee financial expert”.

The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board, including: the selection of our independent registered public accounting firm, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance of our independent registered public accounting firm and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the Commission and the NASDAQ.

Compensation Committee

A minimum of three individuals serves as members of our compensation committee. Our compensation committee reviews and recommends policies relating to compensation and benefits of our directors and employees and is responsible for approving the compensation of our Chief Executive Officer and other executive officers. We have adopted a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the Commission and NASDAQ.

Nominating and Corporate Governance

A minimum of three individuals serves as members of our nominating and corporate governance committee. Our nominating and corporate governance committee selects or recommends that the Board select candidates for election to our Board, develops and recommends to the Board corporate governance guidelines that will be applicable to us and oversee board of director and management evaluations. We have adopted a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the Commission and NASDAQ.

Code of Business Conduct and Ethics

Our Board adopted a code of business conduct and ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the NASDAQ. Any waiver of this code may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the NASDAQ. Copies of the Code of Conduct and Financial Code of Ethics are available on our website at https://www.genhempinc.com/ under “Investors.” Information on our website is not incorporated by reference into this annual report or any other filing we file with or furnish to the SEC. Shareholders may also obtain electronic or printed copies by sending a written request to 8533 Midway Road, Dallas, Texas 75209 or by emailing gevans@genhempinc.com,

Lead Independent Director

If at any time, the offices of Chairman of the Board and Chief Executive Officer are held by the same person, we intend that the independent members of the Board will elect on an annual basis with a majority vote an independent director to serve in a lead capacity (the “Lead Independent Director”). The Lead Independent Director coordinates the activities of the other independent directors and perform such other duties and responsibilities as the Board may determine. The Board has adopted a Lead Independent Director Charter defining the Lead Independent Director’s primary duties in a manner consistent with the rules of the Commission and NASDAQ. The Board has selected Mr. McClaugherty to serve as Lead Independent Director.

Corporate Governance Guidelines

After the Effective Date, we anticipate that the Board will adopt corporate governance guidelines in accordance with the corporate governance rules of the NASDAQ.

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

Compensation of Named Executive Officers

The following table contains compensation data for our named executive officers for the fiscal years ending December 31, 2021 and 2020.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Total Received(2)

Gary C. Evans(1)	2020	$41,538	$—	$—	$—	$41,538
Chief Executive Officer	2021	$401,294	610,000		$6,079,586	$7,090,880

Melissa M. Pagen	2020	$115,383	$—	$—	$—	$115,383
Managing Director, Chief Branding Officer, Corporate Secretary (3)	2021	$117,000	—		$759,948	$876,948

Jack Sibley(3)	2020	$—	$—	$—	$—	$—
Vice President, Corporate Development of the Company, and Co-CEO of GENH Halcyon	2021	$164,904	—	77,500	$569,961	$812,365

Watt Stephens(3)	2020	$—	$—	$—	$—	$—
Managing Director, Vice President, Corporate Development of the Company and Secretary of GENH Halcyon	2021	$164,904	—	77,500	$569,961	$812,365

(1)	Mr. Evans elected to reduce his annual salary from $360,000 for 2020. His base salary was restored in 2021.

(2)	Amount reflects total compensation received for calendar year.

(3)	Mr. Sibley and Mr. Watt joined the Company on January 11, 2021. Each receive a base annual salary of $175,000.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information relating to the unexercised stock options and the unvested stock awards for the Named Executive Officers as of December 31, 2021. Each award to each Named Executive Officer is shown separately, with a footnote describing the award’s vesting schedule.

	Stock Option Awards				Restricted Stock Awards
	Number of Securities Underlying				Shares of Restricted Stock
	Unexercised Options		Option	Option	That Have Not Vested
Name	Exercisable	Unvested	Exercise Price	Expiration Date	Number	Market Value

Gary C. Evans	2,666,667	5,333,333	$0.76	10/29/2031	—	$—
Melissa M. Pagen	333,333	666,667	$0.76	10/29/2031	—	$—
Jack Sibley	250,000	500,000	$0.76	10/29/2031	250,000	$77,500
Watt Stephens	250,000	500,000	$0.76	10/29/2031	250,000	$77,500

Compensation of Directors

Attracting and retaining qualified non-employee directors is critical to the future value growth and governance of our Company. A significant portion of the total compensation package for our non-employee directors is equity-based to align the interest of these directors with our stockholders.

Directors who are also our employees will not receive any additional compensation for their service on our Board.

Directors are reimbursed for (i) travel and miscellaneous expenses to attend meetings and activities of our Board or its committees; and (ii) travel and miscellaneous expenses related to such director’s participation in general education and orientation programs for directors.

The following table summarizes the compensation awarded or paid to the members of the board of directors, who were compensated for board service beginning with their election to the board of directors in the fiscal year ended December 31, 2021. During the fiscal year ended December 31, 2020, we had no non-employee directors.

	Nature of Director Fees
Director Name	Director	Committee	Option Awards (1)	Total
Joe McClaugherty	$—	$—	$379,974	$379,974
Gary D. Elliston	—	—	379,974	379,974
John Harris	—	—	379,974	379,974
Gary C. Evans	—	—	—	—

All directors as a group	$—	$—	$1,139,922	$1,139,922

(1)	Each of the directors were granted options for the purchase of 500,000 shares of the Company’s common stock. One-third of the awarded options vested immediately with the remaining options vesting in two equal annual tranches over the next two years. Vested options may be exercised at any time until their expiration after 10 years at an exercise price of $0.76 per share.

The table above does not include the amount of any expense reimbursements paid to the above directors. Mr. Evans does not receive any additional compensation for serving on the Board of Directors other than the compensation described in the Summary Executive Compensation Table, above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock, as of February 28, 2022. We have determined beneficial ownership in accordance with Commission rules. The information does not necessarily indicate beneficial ownership for any other purpose.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: C/O Generation Hemp, Inc., 8533 Midway Road, Dallas, Texas 75209.

Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Voting Securities (2)

5% Stockholders:
Satellite Overseas (Holdings) Limited(3)	26,263,144	23.2%

Corey Wiegard	6,254,843	5.5%

OZG Agriculture KY, LP	6,250,000	5.5%

Directors and Named Executive Officers:
Gary C. Evans	37,161,970	32.9%

Melissa Pagen	-	-%

Jack Sibley(4)	6,500,000	5.7%

Watt Stephens(4)	6,500,000	5.7%

Gary Elliston	4,090,909	3.6%

John Harris	284,090	0.3%

Joe McClaugherty	1,814,142	1.6%

All officers and directors as a group	50,101,111	44.3%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the common stock. For each Beneficial Owner listed, any options or convertible securities exercisable or convertible within 60 days have been also included for purposes of calculating their beneficial ownership of outstanding common stock.

(2)	Ownership percentage based on 113,094,022 fully diluted shares of common stock outstanding as calculated on an as-converted basis.

(3)

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

(4)

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

Related Transactions

Home Treasure Finders Merger – On November 27, 2019, Generation Hemp, Inc. (f/k/a Home Treasure Finders, Inc.) (“HTF”) completed the purchase of approximately 68% of the common stock of Energy Hunter Resources, Inc. (“EHR”) through the issuance of 6,328,948 shares of the Company’s Series A Preferred Stock (“Series A Preferred”). Each share of the Series A Preferred; (a) converts into 12 shares of Common Stock, (b) possesses full voting rights, on an as-converted basis, with the Common Stock, and (c) has no dividend rate. The acquisition, together with the other transactions contemplated by the Stock Purchase Agreement, dated August 15, 2019 are referred to herein as the “Transaction”. In connection with the closing of the Transaction, HTF changed its name to Generation Hemp, Inc. The Transaction was accounted for as a reverse merger, whereby EHR is considered to be the accounting acquirer and became a majority-owned subsidiary of the Company. Accordingly, the Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of EHR prior to the reverse merger and in this and all future filings with the U.S. Securities and Exchange Commission.

Upon completion of the Transaction, Gary C. Evans, previous Chairman and Chief Executive Officer of Energy Hunter Resources, Inc., became Chairman of the Board of Directors and Chief Executive Officer. In addition, through this Transaction, Mr. Evans and Mr. McClaugherty, acquired their ownership of the Series A Preferred. In the third quarter of 2021, the Company issued 75,947,376 common shares for the conversion of all outstanding shares of its Series A Preferred. Mr. Evans and Mr. McClaugherty received 36,000,000 and 1,743,120 shares of the Company’s common stock, respectively, in exchange for their Series A Preferred.

2021 Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. Mr. Evans purchased 100,000 commons stock units in this issuance.

Subordinated Promissory Note to Gary C. Evans – Gary C. Evans made advances of $490,000 to the Company during 2020 under a subordinated promissory note initially due September 30, 2021. This note was amended to a new maturity date of June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. The outstanding amount of this this subordinated promissory note was $523,551 and accrued interest totaled $7,602 at December 31, 2021.

Convertible Promissory Note to Gary C. Evans – In 2021, Gary C. Evans made advances totaling $410,000 to the Company under a convertible promissory note. The convertible note matured on January 1, 2022 but was subsequently amended to extend the maturity date to June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10%. The principal and interest due on the convertible note may be converted, at the option of the holder, into restricted shares of the Company’s common stock at a conversion price equal to $0.50 per share. Accrued interest on this convertible promissory note totaled $19,118 at December 31, 2021.

Advances under Promissory Note – In the first quarter of 2022, Investment Hunter, LLC, a Texas LLC controlled by our Gary C. Evans, made advances totaling $439,000 to the Company under a promissory note due June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum.

December 2020 Issuance of Series B Preferred Stock Units – On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans (50 shares), CEO and chairman, and Gary Elliston (25 shares), one of our incoming directors, an aggregate of 135 preferred stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50,000 shares of common stock of the Company. On March 9, 2021, Mr. Elliston exercised cash warrants received by him in the Series B Preferred Stock Unit issuance for 1,250,000 shares of common stock.

Gary C. Evans Convertible Note with EHR. In October and December of 2019, Mr. Evans advanced EHR $370,770 under a convertible note bearing interest at 10% per annum. This note, including accrued interest, was converted into 1,061,970 shares of common stock on December 31, 2019.

EHR Series C Preferred Stock – In the third quarter of 2019, EHR raised $850,000 of additional funding through the issuance of 34,000 shares of EHR Series C Preferred Stock. The EHR Series C Preferred Stock converted into 2,414,773 shares of EHR’s common stock upon completion of the Transaction. These common shares were initially accounted for as non-controlling interests in EHR. In an exchange transaction effective November 27, 2019, the Company acquired these non-controlling interests representing approximately 26% of the ownership of EHR through the issuance of 2,414,773 shares of Company common stock and 14,488,638 warrants for the purchase of Company common stock. The warrants have an exercise price of $0.352 per share and expire on November 27, 2021. The warrants may be redeemed beginning October 1, 2020 for $0.0001 per warrant at the Company’s option with 30-days advanced notice should the volume weighted average price exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock. One-half of the warrants have a cashless exercise feature.

In connection with the exchange transaction, on November 27, 2019, John Harris obtained beneficial ownership of 71,022 shares of common stock, 213,068 cash warrants, and 213,068 cashless warrants. On February 26, 2021, the cash warrants were exercised for the purchase of 213,068 shares of common stock. Also, at the time of the exchange, Gary Elliston received 710,227 shares of common stock, 2,130,682 cash warrants, and 2,130,682 cashless warrants. On March 9, 2021, Mr. Elliston exercised all of his cash warrants and received 2,130,682 shares of common stock. Lastly, at the time of the exchange, Joe McClaugherty received 71,022 shares of common stock, 213,068 cash warrants, and 213,068 cashless warrants. On November 23, 2021, Mr. McClaugherty exercised all of his cash warrants and received 213,068 shares of common stock.

Warrant Exercises – In the fourth quarter of 2021, the Company received $375,000 for the exercise of 1,065,340 outstanding warrants. Mr. Evans exercised warrants that he had acquired from an unrelated stockholder. Mr. Evans received 852,272 shares of the Company’s common stock for total proceeds of $300,000.

Option Grants – In the fourth quarter of 2021, the Company awarded options for 13,850,000 shares of the Company’s common stock as incentive compensation. One-third of the awarded options vested immediately with the remaining options vesting in two equal tranches over the next two years. Vested options may be exercised at any time until their expiration after 10 years. Unvested shares are forfeited upon termination of employment. Mr. Evans received options for 8,000,000 shares of the Company’s common stock in this issuance. Messrs. McClaugherty, Elliston and Harris each received options for 500,000 of the Company’s common stock in this issuance.

Other Related Party Transactions

Please see Note 5 to our audited consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K for a description of certain other transactions with related parties, which descriptions are incorporated by reference herein.

Director Independence

See Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding our directors and independence requirements applicable for the Board of Directors and its committees.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Marcum LLP, Houston, Texas, PCAOB Auditor ID 688.

The following table sets forth the fees paid by us for the audit and other services provided by our auditor, Marcum, LLC during the years ended December 31, 2021 and 2020:

	2021	2020
Audit fees (1)	$283,050	$212,250
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-

Total fees	$283,050	$212,250

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The audit committee charter of our board of directors requires the audit committee to pre-approve all audit services and permitted non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals shall be presented to the full Audit Committee at its next scheduled meeting for ratification.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(b) Exhibits:

Exhibit Number	Description

3.1**	Certificate of Incorporation

3.2**	Bylaws

3.3	Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible Voting Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

3.4	Certificate of Designation of Rights, Preferences and Limitations of the Series B Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.1	2020 Form of Generation Hemp Warrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

4.2	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.4**	Description of Securities

10.1	Deed of Trust, dated September 15, 2014, between JDONE LLC and Thomas S. Yang. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014 (file number 333-176154))

10.2	Promissory Note, dated September 15, 2014, made by JDONE LLC in favour Thomas S. Yang. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2014 (file number 333-176154))

10.3	Amendment No. 1 to Promissory Note and Deed of Trust, dated October 1, 2019, between JDONE LLC, Thomas S. Yang, and Gary C. Evans (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.4**	Amendment and Extension Agreement to Promissory Note and Deed of Trust, dated October 1, 2019, between JDONE LLC, Thomas S. Yang, and Gary C. Evans

10.5	Biomass Tolling Agreement, dated July 11, 2021, but effective as of June 30, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021 (file number 000-55019))

10.6	Toll Processing Agreement, dated June 8, 2021, between GenH Halcyon Acquisition and Bragg Canna, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021 (file number 000-55019))

10.7	Biomass Services Agreement, dated August 11, 2021, between GenH Halcyon Acquisition and Kushco Holdings, Inc (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021 (file number 000-55019))

10.8**	Merchandise License Agreement dated February 17, 2022 between Gas Monkey Holdings, LLC and Generation Hemp, Inc.

10.9	Convertible Promissory Note, dated October 15, 2019, made by Home Treasure Finders, Inc. in favor of Energy Hunter Resources, Inc. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.10	Security Exchange Agreement, dated as of November 27, 2019, among Energy Hunter Resources, Inc., the former Series C Preferred Shareholders of Energy Hunter Resources, Inc., and Generation Hemp, Inc. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.11	2020 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.12	Subordinated Promissory Note, dated September 30, 2020, made by Generation Hemp, Inc. in favor of Gary C. Evans (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.13	Amended and Restated Subordinated Promissory Note, dated November 11, 2021, with Gary C. Evans as holder (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 (file number 000-55019))

10.14**	Amended and Restated Subordinated Promissory Note, dated January 1, 2022, with Gary C. Evans as holder

10.15	Asset Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.16	First Amendment to Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.17	Subscription Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.18	10% Subordinated Promissory Note Due September 30, 2021 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.19**	10% Amended and Restated Subordinated Promissory Note, dated January 31, 2022

10.20	Subordinated Promissory Note, dated January 11, 2021, made by GENH Halcyon Acquisition, LLC in favor of Halcyon Thruput, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.21	Guaranty Agreement by Generation Hemp, Inc. in favor of Coventry Asset Management (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.22	Letter Agreement, dated November 11, 2021, with Coventry Asset Management, LTD (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 (file number 000-55019))

10.23**	Letter Agreement, dated March 7, 2022, with Coventry Asset Management, LTD

10.24	Unsecured Promissory Note, dated August 11, 2021, with Gary C. Evans as holder (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021 (file number 000-55019))

10.25	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated August 30, 2021, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2021 (file number 000-55019))

10.26	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated September 9, 2021, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2021 (file number 000-55019))

10.27	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated September 28, 2021, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021 (file number 000-55019))

10.28	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated November 11, 2021, with Gary C. Evans as holder (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 (file number 000-55019))

10.29**	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated January 1, 2022, with Gary C. Evans as holder

10.30**	Real Estate Option to Purchase Contract, dated January 11, 2021

10.31**	Real Estate Option to Purchase Contract, as amended March 25, 2022

10.32**	Unsecured Promissory Note, dated March 18, 2022, with Investment Hunter, LLC as holder

10.33#	Term Employment Agreement with Jack Sibley (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.34#	Term Employment Agreement with Watt Stephens (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.35	Note Contribution Agreement, dated March 9, 2021, among Energy Hunter Resources, Inc., Satellite Overseas (Holdings) Limited, and Generation Hemp, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2021 (file number 000-55019))

10.36	2021 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2021 (file number 000-55019))

10.37#**	Form of Incentive Stock Option Agreement under 2021 Omnibus Incentive Plan

10.38#**	Form of Non-Qualified Stock Option Agreement under 2021 Omnibus Incentive Plan

10.39#**	Form of Restricted Stock Award Agreement under 2021 Omnibus Incentive Plan

10.40#**	Form of Restricted Stock Units Award Agreement under 2021 Omnibus Incentive Plan

10.41#**	Form of Stock Appreciation Right Grant Agreement under 2021 Omnibus Incentive Plan

21**	List of Subsidiaries of the Company

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Exhibit filed herewith
#	Constitutes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION HEMP, INC. (Registrant)

DATE: April 12, 2022	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer