Form 10-Q
period 2022-03-31
Generation Hemp, Inc.
filed 2022-05-23
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, the registrant had 113,154,002 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in the Annual Report of Generation Hemp, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”).

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,284	$20,656
Inventories	212,518	212,518
Prepaid expenses	37,287	4,723
Total Current Assets	251,089	237,897

Property and Equipment
Property and equipment	3,206,107	3,206,107
Accumulated depreciation	(699,566)	(625,445)
Total Property and Equipment, Net	2,506,541	2,580,662

Operating lease right-of-use asset	238,693	263,065
Intangible assets, net	1,711,280	1,857,908
Goodwill	799,888	799,888
Other assets	407,000	407,000

Total Assets	$5,914,491	$6,146,420

Liabilities and Equity (Deficit)
Current Liabilities
Accounts payable	$1,149,058	$883,485
Accrued liabilities	442,360	410,990
Payables to related parties	285,203	204,007
Operating lease liability - related party	103,790	101,238
Notes payable – related parties	2,671,120	2,183,551
Other indebtedness - current	500,204	501,668
Current liabilities of discontinued operations held for sale	155,842	153,482
Total Current Liabilities	5,307,577	4,438,421
Operating lease liability - related party, net of current portion	134,903	161,827
Long-term liabilities of discontinued operations held for sale	170,464	162,948
Total Liabilities	5,612,944	4,763,196

Commitments and Contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 118 and 135 shares issued and outstanding at March 31, 2022 and December 31, 2021	591,558	591,558

Equity (Deficit)
Preferred stock, $0.00001 par value; 200,000,000 shares authorized, none outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 shares authorized, 113,114,002 and 113,094,002 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,131	1,131
Additional paid-in capital	30,546,244	29,150,258
Accumulated deficit	(30,594,321)	(28,118,245)
Generation Hemp equity	(46,946)	1,033,144
Noncontrolling interest	(243,065)	(241,478)
Total Equity (Deficit)	(290,011)	791,666

Total Liabilities and Equity (Deficit)	$5,914,491	$6,146,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2022	2021

Revenue
Post-harvest and midstream services	$33	$44,610
Rental	22,500	22,500
Total revenue	22,533	67,110

Costs and Expenses
Cost of revenue (exclusive of items shown separately below)	104,365	158,065
Depreciation and amortization	220,749	349,628
Merger and acquisition costs	-	16,115
General and administrative	1,977,884	1,120,932
Total costs and expenses	2,302,998	1,644,740

Operating loss	(2,280,465)	(1,577,630)

Other expense (income)
Interest and other income	-	-
Change in fair value of marketable security	-	(11,770)
Interest expense	163,510	263,840
Total other expense	163,510	252,070

Loss from continuing operations	(2,443,975)	(1,829,700)
Loss from discontinued operations	(12,696)	(3,514)

Net loss	$(2,456,671)	$(1,833,214)
Less: net income (loss) attributable to noncontrolling interests	(1,587)	3,668

Net loss attributable to Generation Hemp	$(2,455,084)	$(1,836,882)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Loss from discontinued operations
Basic	$-	$-
Diluted	$-	$-
Earnings (loss) per share
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Equity (Deficit)

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	800,000	136,707	263,293	-	-	400,000
Warrant exercises	-	-	-	-	8,428,976	4,771,669	(1,804,669)	-	-	2,967,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Stock-based compensation	-	-	-	-	500,000	42,250	-	-	-	42,250
Net loss	-	-	-	-	-	-	-	(1,836,882)	3,668	(1,833,214)

Balance at March 31, 2021	135	$729,058	6,328,948	$4,975,503	34,977,953	$15,694,375	$2,894,642	$(20,077,837)	$(235,563)	$3,251,120

Balance at January 1, 2022	118	$591,558	-	$-	113,094,002	$1,131	$29,150,258	$(28,118,245)	$(241,478)	$791,666
Issuance of common shares for extension of secured note	-	-	-	-	20,000	-	11,480	-	-	11,480
Modification of warrants for extension of promissory note to investor							68,756			68,756
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,992)	-	(20,992)
Stock-based compensation	-	-	-	-	-	-	1,315,750	-	-	1,315,750
Net loss	-	-	-	-	-	-	-	(2,455,084)	(1,587)	(2,456,671)

Balance at March 31, 2022	118	$591,558	-	$-	113,114,002	$1,131	$30,546,244	$(30,594,321)	$(243,065)	$(290,011)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(2,456,671)	$(1,833,214)
Loss from discontinued operations	(12,696)	(3,514)
Net loss from continuing operations	(2,443,975)	(1,829,700)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	220,749	349,628
Amortization of debt discount	11,480	163,222
Stock-based compensation	1,315,750	42,250
Modification of warrants for extension of promissory note to investor	68,756	-
Change in fair value of marketable securities	-	(11,770)
Changes in operating assets and liabilities:
Prepaid expenses	(32,564)	(21,434)
Accounts payable and accrued liabilities	357,147	(191,171)
Net cash from operating activities – continuing operations	(502,657)	(1,498,975)
Net cash from operating activities – discontinued operations	(2,820)	-
Net cash from operating activities	(505,477)	(1,498,975)

Cash Flows From Investing Activities
Acquisition of certain assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	-	(1,525,470)
Proceeds from sale of investment in common stock	-	34,847
Net cash from investing activities – continuing operations	-	(1,490,623)
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	-	(1,490,623)

Cash Flows From Financing Activities
Issuance of common stock units	-	350,000
Proceeds from warrant exercises	-	2,967,000
Repayment of Halcyon bank note	-	(995,614)
Proceeds from notes payable - related parties	487,569	-
Repayment of subordinated notes	-	(850,000)
Payment of mortgage payable	(1,464)	(740)
Net cash from financing activities – continuing operations	486,105	1,470,646
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	486,105	1,470,646

Net change in cash	(19,372)	(1,518,952)

Cash, beginning of period	20,656	2,776,425
Cash, end of period	$1,284	$1,257,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Generation Hemp, Inc. (the “Company”) was incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated as Home Treasure Finders, Inc. (“HTF”) on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger. Upon closing, HTF changed its name to Generation Hemp, Inc.

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

As of March 31, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain.

Liquidity and Going Concern – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the three months ended March 31, 2022, the Company used $505 thousand of cash for its operating activities. At March 31, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $5.3 million as compared with its current assets of $251 thousand.

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

2. Summary of Significant Accounting Policies

Basis of Presentation – These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Fair Value Measurement – Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and indebtedness. The fair values of these instruments approximate their carrying amounts at each reporting date.

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of March 31, 2022 or December 31, 2021.

During the three months ended March 31, 2022, one customer accounted for all of our post-harvest and midstream services revenue. No amounts were outstanding from this customer at March 31, 2022.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at March 31, 2022 or December 31, 2021.

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

3. Acquisition

On January 11, 2021, the Company completed the acquisition of certain assets of Halcyon. The purchase consideration totaled approximately $6.1 million consisting of 6,250,000 shares of Company common stock valued at $2.5 million (valued at $0.40 per share; restricted from trading for a period of up to one year), $1.75 million in cash, a promissory note for $850,000 issued by the Company’s subsidiary, GenH Halcyon Acquisition, LLC, and guaranteed by Gary C. Evans, CEO of the Company, and assumption of approximately $1.0 million of new indebtedness of Halcyon.

The Company was granted an option to purchase the operating facility in Kentucky it leases from Oz Capital, LLC for $993,000. The expiration date of this option was extended from January 11, 2022 to June 30, 2022 in a correcting amendment to this purchase option. The amended agreement required the Company to pay all past due obligations related to the facility, including rent, totaling approximately $46,000. This payment was made in April 2022.

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

Intangible assets consist of customer relationships and non-compete agreements, each having definite-lives. These intangible assets are being amortized over the estimated useful life on an accelerated basis reflecting the anticipated future cash flows of the Company post acquisition of Halcyon. The weighted-average useful life assigned to the intangible assets was three years.

The results of operations for the acquired Halcyon assets have been included in the Company’s consolidated financial statements since the January 11, 2021 acquisition date.

On March 3, 2021, the Company repaid the outstanding principal and interest balance on the $850,000 promissory note issued in connection with the acquisition.

4. Property and Equipment

Property and equipment consisted of the following:

	Useful	March 31,	December 31,
	Life (yrs)	2022	2021

Land		$96,000	$96,000
Warehouse	30	916,500	916,500
Leasehold Improvements	3	473,601	473,601
Machinery and equipment	5-7	1,506,447	1,506,447
Vehicles	4	149,440	149,440
Computer equipment and software	3	46,825	46,825
Office furniture and equipment	3-5	17,294	17,294

Subtotal		3,206,107	3,206,107
Less accumulated depreciation and amortization		(699,566)	(625,445)

Total property and equipment, net		$2,506,541	$2,580,662

5. Intangible and Other Assets

The following table summarizes information related to definite-lived intangible assets:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	$2,612,649	$(938,222)	$1,674,427	$2,612,649	$(796,858)	$1,815,791
Non-competition agreements	63,176	(26,323)	36,853	63,176	(21,059)	42,117

Total	$2,675,825	$(964,545)	$1,711,280	$2,675,825	$(817,917)	$1,857,908

Other assets included $407,000 at March 31, 2022 and December 31, 2021 for the Company’s option to purchase the 48,000 square foot facility located in Hopkinsville, Kentucky presently leased from Halcyon. Under this option agreement, the Company may purchase the facility on or before June 30, 2022 for a purchase price of $993,000.

6. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	March 31,	December 31,
	2022	2021

Subordinated Promissory Note to CEO	$523,551	$523,551
Convertible Promissory Note to CEO	457,069	410,000
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	250,000	250,000
Promissory Note to Investment Hunter, LLC	440,500	-

Total notes payable – related parties	$2,671,120	$2,183,551

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note initially due September 30, 2021. This note was amended to a new maturity date of June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $20,512 at March 31, 2022.

Convertible Promissory Note to CEO – In 2021, our CEO made advances totaling $410,000 to the Company under a convertible promissory note. Additional advances made in 2022 totaled $47,069. The convertible note matured on January 1, 2022 but was subsequently amended to extend the maturity date to June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10%. The principal and interest due on the convertible note may be converted, at the option of the holder, into restricted shares of the Company’s common stock at a conversion price equal to $0.50 per share. Accrued interest on this convertible promissory note totaled $29,256 at March 31, 2022.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD, a Company stockholder. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum and initially matured on June 30, 2021. The promissory note has been extended four times each including the issuance of 20,000 restricted common shares as extension fees. The maturity date of the promissory note is July 31, 2022, as amended. If before July 31, 2022, the Company raises new equity capital of $5 million or more, then the full amount outstanding under the promissory note is due within five days. Additionally, the holder of the promissory note was given an option exercisable until June 16, 2022 to convert $250,000 of the outstanding principal balance into shares of the Company’s common stock at an exercise price of $0.60 per share. Accrued interest on this secured note totaled $124,932 at March 31, 2022.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor who is also a Company stockholder. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The Company made a principal payment of $250,000 in April 2021. The subordinated note principal together with accrued and unpaid interest was due, as previously amended, on March 31, 2022 but was subsequently extended. As subsequently amended, a payment of $50,000 was made in April 2022 and the remaining principal of $200,000 together with accrued interest is due on June 30, 2022. If at any time prior to the note’s maturity the Company raises new equity capital of $5 million or more, then the full amount outstanding under the note is due within five days. Accrued interest on this subordinated promissory note totaled $24,864 at March 31, 2022.

The holder of the subordinated note received a warrant to purchase 500,000 shares of common stock exercisable for cash at an exercise price of $0.352 per share. As consideration for the extension, the term of this warrant was extended by one year to December 30, 2023. The Company recognized $68,756 of interest expense for extension of the warrant term.

Promissory Note to Investment Hunter, LLC – In the first quarter of 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $440,500 to the Company under a promissory note due June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $6,334 at March 31, 2022.

7. Other Indebtedness

The Company is obligated under a mortgage payable dated September 15, 2014 secured by its warehouse property located in Denver, Colorado. The note provided for a 25-year amortization period and an initial interest rate of 9% annually. The note has been amended several times to a maturity date of April 15, 2022. In April 2022, the note was again amended to a new maturity date of June 15, 2022. The Company is paying monthly extension fees of $1,000 each and made an agreed $25,000 principal payment in April 2022. The new monthly payment of the note is $6,500 including interest at an effective rate of approximately 12% and the agreed extension fee.

The Company leases the Denver warehouse property to a tenant under an operating lease which was renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7,500. The lease requires a true-up with the tenant for property taxes and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for the remainder of 2022 are $67,500 and for 2023 are $52,500.

8. Commitments and Contingencies

Leases – The Company assumed Halcyon’s lease of office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $8,000 and $4,000 in the three months ended March 31, 2022 and 2021, respectively.

The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $30,747 and $27,110 in the three months ended March 31, 2022 and 2021, respectively. A right-of-use asset and lease liability is recorded for this lease. As the lease does not provide an implicit rate, the Company used its estimated incremental borrowing rate of 10% in determining the present value of the lease payments.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot estimate the ultimate outcome of these matters.

Generation Hemp, Inc. v. Colorado Mills Equipment, LLC

The Defendant sold to the Company a faulty piece of equipment for $16,000 and will not refund the Company the purchase price after repeated attempts to return their equipment. An original lawsuit was filed by the Company against Colorado Mills in January 2022 in Dallas County, subsequently dismissed, and a second lawsuit has been filed El Paso County, Colorado.

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

Halcyon’s suit against UNIC, which was removed to federal court, seeks $796,865.53 (the cost of the replacement dryer of $1,380,374, less a credit for $583,508.47 previously paid by UNIC to Halcyon for the Dryer fire=$796,865.53) plus statutory interest on that sum from August 10, 2020 for violating the Texas Insurance Code’s requirement that claims be promptly paid, additional statutory penalties, and attorneys’ fees. Certain documents have been executed between the Company, Halcyon and legal counsel, which provide for a sharing of costs and expenses and awards, if any, against UNIC. Mediation of the case was held in April 2022 where no agreement was reached by the parties.

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

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII” v. Energy Hunter Resources, Inc.)

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At March 31, 2022, the Company had accrued $252,583 for this judgment, which is exclusively an EHR obligation.

9. Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. An income tax benefit for the three months ended March 31, 2022 or 2021 was not recognized because tax losses incurred were fully offset by a valuation allowance against deferred tax assets. There were no uncertain tax positions as of March 31, 2022.

10. Equity

Change of Corporate Domicile – On August 21, 2021, the Company changed its domicile from the State of Colorado to the State of Delaware. The change of domicile had no effect on the number of outstanding securities of the Company. The Company is authorized for 200 million shares of capital stock, par value $0.00001 per share and 20 million shares of preferred stock, par value $0.00001 per share.

Series A Preferred Stock – Our Series A Preferred Stock was originally issued in connection with HTF’s acquisition of EHR in 2019. On September 8, 2021, holders of the Company’s Series A Preferred Stock elected to convert such shares into shares of the Company’s common stock. As a result, 6,328,948 shares of Series A Preferred Stock were converted into 75,947,376 shares of common stock, with each share of Series A Preferred Stock converting into 12 shares of restricted common stock pursuant to the applicable Certificate of Designations.

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

Common Stock – At March 31, 2022, the Company had 113,114,002 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	Acquisition of Certain Assets of Halcyon – In January 2021, the Company issued 6,250,000 shares of common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year) in the acquisition. Refer to Note 3.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263,293 was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants. In the fourth quarter of 2021, the Company received $375,000 for the exercise of 1,065,340 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt in the first quarter of 2021.

●	Issuance for Extension of Secured Note – The Company issued 20,000 common shares as consideration to extend the maturity of a senior note in the first quarter of 2022. Refer to Note 6.

●	Stock-based Compensation – The Company issued 500,000 restricted common shares valued at $155,000 as incentive compensation to two executives who joined the Company in the first quarter of 2021.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding as of March 31, 2022:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	January-February, 2023	Cash
Issued in Q4 2021 with common stock units (1)	958,333	$0.600	October-December, 2023	Cash
Total warrants outstanding at March 31, 2022	8,558,333

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

Following is a summary of outstanding stock warrants activity for the periods presented:

		Weighted
		Average
	# of Warrants	Exercise Price

Warrants as of December 31, 2021	8,808,333	$0.407
Cancelled	(250,000)	$0.400
Warrants as of March 31, 2022	8,558,333	$0.407

11. Stock-Based Compensation

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

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $155,000 as incentive compensation to two executives who joined the Company. Compensation expense related to these awards totaled $42,250 for the three months ended March 31, 2021. These awards became fully vested in January 2022.

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

Compensation expense for stock option grants was recognized based on the fair value at the date of grant using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 1.18% to 1.28%, historical volatility ranging from 331% to 643% and an expected life of the stock options ranging from five to six years. We recognized $1.3 million of compensation expense for these option awards in the three months ended March 31, 2022. As of March 31, 2022, there was $4.8 million of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 21 months.

The following table summarizes options outstanding, as well as activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2021	13,850,000	$0.76	$0.76	-
Granted	-	$-	$-	-
Outstanding at December 31, 2021	13,850,000	$0.76	$0.76	-

The remaining weighted average contractual life of exercisable options at March 31, 2022 was 9.6 years.

12. Discontinued Operations

In 2019, management determined to fully divest of EHR’s oil and gas activities. As such, these activities are presented as discontinued operations for each of the periods presented.

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	March 31,	December 31,
	2022	2021
Assets -
Oil and natural gas properties held for sale, at cost	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities
Accrued liabilities	$51,357	$48,997
Asset retirement obligations	52,368	52,368
Revenue payable	52,117	52,117
Current liabilities of discontinued operations held for sale	155,842	153,482

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	170,464	162,948
Total liabilities of discontinued operations held for sale	$326,306	$316,430

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended March 31,
	2022	2021
Revenue -
Oil and gas sales	$38,868	$21,989

Costs and Expenses
Lease operating expense	44,048	22,728
Accretion	7,516	2,775
Total costs and expenses	51,564	25,503

Loss from discontinued operations	$(12,696)	$(3,514)

13. Supplemental Cash Flow Information

	For the three months ended March 31,
	2022	2021

Cash paid for interest	$-	$31,446
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	-	2,500,000
- issuance of subordinated note	-	850,000
- assumption of Halcyon bank note	-	995,614
Series B preferred stock dividend payable	20,992	20,250
Issuance of common stock units previously subscribed	-	50,000
Issuances of common shares for exchange or conversion of debt	-	2,160,269

14. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended March 31,
	2022	2021
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(2,443,183)	$(1,833,588)
Loss from discontinued operations	(11,901)	(3,294)
Less: preferred stock dividends	(20,992)	(20,250)
Net loss attributable to common stockholders	$(2,476,076)	$(1,857,132)

Denominator
Weighted average shares used to compute basic EPS	113,099,558	26,691,992
Dilutive effect of convertible note	1,164,773	-
Dilutive effect of preferred stock	2,953,125	79,322,376
Dilutive effect of common stock options	-	-
Dilutive effect of common stock warrants	3,270,820	9,881,349
Weighted average shares used to compute diluted EPS	120,488,276	115,895,717

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Loss from discontinued operations
Basic	$-	$-
Diluted	$-	$-
Earnings (loss) per share
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

The computation of diluted earnings per common share excludes the assumed conversion of the Series B Preferred Stock and outstanding convertible notes and exercise of common stock options and warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

15. Subsequent Events

Advances under Convertible Promissory Note – In the second quarter of 2022, our CEO made advances totaling $530,000 to the Company under the existing convertible promissory note due June 30, 2022.

Advances under Promissory Note – In the second quarter of 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $40,000 to the Company under the existing promissory note due June 30, 2022.

Extension of Secured Promissory Note to Coventry Asset Management, LTD – As discussed in Note 6, the Company extended the maturity of this secured promissory note to July 31, 2022 and issued 20,000 restricted common shares as extension fees.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), as well as the financial statements and related notes appearing therein and elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and in our Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a holding company active within the “hemp” space. We were incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, we purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger. Upon closing, we changed our name to Generation Hemp, Inc.

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

As of March 31, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in the consolidated financial statements as discontinued operations.

Recent Activities –

Hemp Processing – we received a request from one of our largest customers to begin toll processing of up to 6 million pounds of hemp biomass under a previously agreed tolling arrangement at approximately $0.40 per pound. This processing should commence sometime in the next 45 days. The pre-processed material is currently stored in the Company’s warehouse facility in Hopkinsville, Kentucky.

Grant Funding Opportunity – The U.S. Department of Agriculture has recently made available a funding opportunity for the Partnerships for Climate-Smart Commodities projects of up to $1 billion in order to build markets and invest in America’s climate-smart farmers, ranchers and forest owners to strengthen U.S. rural and agricultural communities. Within this opportunity is the goal to develop markets and promote the resulting climate-smart commodities. The Company, through its wholly-owned subsidiary GENH Halcyon Acquisition, LLC, is an established floral hemp processor that has provided years of drying, cleaning, stripping and storing hemp, along with acting as a conduit between the supply side of hemp through farmers and the demand side of hemp through extraction labs, buyers and downstream products. Since its inception, the Company has also been a proponent and developer of climate-smart applications of fiber hemp for industry and has helped develop two new U.S. market products to utilize hemp hurd that was previously a waste product.

On May 6, 2022, the Company applied for a substantial grant under this funding opportunity that will contractually engage farmers to grow specific hemp genetics, thereby providing them lower risk costs that will be included in grant funding. Under this project, the Company will also build out a hemp supercenter from the nucleus of its current, established operation that will provide the necessary processing capacity for all varieties of hemp at one central location. This will include storage, logistics, testing and tracking capabilities. The Company has obtained a large group of commitments from industry players who have agreed to participate in the program.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the three months ended March 31, 2022, the Company used $505 thousand of cash for its operating activities. At March 31, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $5.3 million as compared with its current assets of $251 thousand.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The net loss for the three months ended March 31, 2022 was $2.5 million as compared with a net loss of $1.8 million for the same period of 2021. The net loss for the three months ended March 31, 2022 includes $1.3 million of stock-based compensation expense for stock options and $221 thousand for depreciation and amortization largely due to the Halcyon acquisition. Excluding these non-cash items, the Company’s cash loss was $920 thousand in the three months ended March 31, 2022 as compared with a loss of $1.4 million in the same period of 2021. The first part of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. The Company’s hemp processing facilities were shut-in for much of the first quarter of each year to limit operating expenditures.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $13 thousand for the three months ended March 31, 2022 as compared with a loss of $4 thousand in the 2021 period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to lower field productivity.

Revenue. Revenue from continuing operations for the first quarter of 2022 totaled $23 thousand as compared with $67 thousand for the same period of 2021. We generate revenue from post-harvest and midstream services in the hemp industry and from rental to a hemp seed company of our warehouse property located in Colorado.

Our post-harvest and midstream services revenue totaled $33 in the first quarter of 2022 as compared with $45 thousand in the 2021 period. The Company’s hemp processing facilities were shut-in for much of the first quarter of each year to limit operating expenditures. By agreement with one of our larger customers, we expect to commence hemp processing in the second quarter of 2022 of 6 million pounds of hemp biomass currently stored at our facilities.

Rental revenue totaled $23 thousand in the 2022 and 2021 periods. The lease of the Company’s Denver warehouse expires on August 1, 2023 and provides for a rental of $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the first quarter of 2022 was $104 thousand as compared with $158 thousand in the same period of last year. We had lower costs in 2022 as the post-harvest and midstream services plant was idled operationally for the quarter.

Merger and Acquisition Costs. We incurred $16 thousand of costs for acquisition costs in the 2021 period for closing of the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities. The Company incurred no such expenses during the three months ended March 31, 2022.

General and Administrative Expense. General and administrative expenses totaled $2.0 million for the three months ended March 31, 2022 as compared with $1.1 million in 2021 period. The increase in general and administrative expense is principally due to non-cash charges for stock-based compensation which totaled $1.3 million in the three months ended March 31, 2022 as compared with $42 thousand in the 2021 period. The Company had lower legal and professional expenses during the 2022 period.

Depreciation and Amortization. Depreciation and amortization expense totaled $221 thousand in the three months ended March 31, 2022 as compared with $350 thousand for the same period of 2021.

Other Income/Expense. Total other expense was $164 thousand for the three months ended March 31, 2022 as compared with $252 thousand for the comparable 2021 period. The largest item of total other expense is interest expense which has decreased due to conversions of indebtedness to equity in 2021.

Loss from Discontinued Operations. In the three months ended March 31, 2022, we recognized a loss from discontinued operations of $13 thousand as compared with a loss of $4 thousand in the three months ended March 31, 2021. The major classes of line items constituting the loss on discontinued operations are presented in Item I, “Financial Statements – Note 12 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first three months of 2022 was as follows:

●	Cash used in operating activities was $503 thousand principally due to the net loss adjusted for non-cash items.

●	The Company had no net cash used for investing activities during the period.

●	Net cash from financing activities totaled $486 thousand from advances under notes payable made by our CEO and his related company to fund our cash needs.

We used $3 thousand of cash for discontinued operations in the first three months of 2022.

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

Indebtedness

The Company’s indebtedness at March 31, 2022 is presented in Item I, “Financial Statements – Note 6 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 7 – Other Indebtedness.”

Subsequently, the Company has received advances totaling $550,000 under two notes. Refer to Item I, “Financial Statements—Note 15 – Subsequent Events.”

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2022 due to the material weaknesses previously identified as described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting. Based on our assessment for the year ended December 31, 2021, management identified a material weakness in internal control over financial reporting related to the accounting for business combination transactions.

Management Plans to Remediate Material Weakness. The Company has continued the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate the reported material weakness. The Company’s efforts include implementing additional reviews of business combination transactions and modifying the Company’s instructions to valuation specialists and reviews of their work product. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Item I, “Financial Statements – Note 8 – Commitments and Contingencies” in the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since January 1, 2022, we have sold securities without registering the securities under the Securities Act as shown below:

Issuance for Extension of Secured Note – The Company issued 20,000 common shares as consideration to extend the maturity of a senior note in the first quarter of 2022. Refer to Item I, “Financial Statements – Note 6 – Notes Payable – Related Parties”.

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

10.1*	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated May 19, 2022, with Gary C. Evans as holder

10.2*	Amended and Restated Unsecured Promissory Note, dated May 19, 2022, with Investment Hunter, LLC as holder

10.3*	Letter Agreement, dated May 11, 2022, with Coventry Asset Management, LTD

10.4*	Amendment and Extension Agreement, dated April 20, 2022, to Promissory Note and Deed of Trust between JDONE LLC, Thomas S. Yang, and Gary C. Evans

10.5*	Real Estate Option to Purchase Contract, as amended May 19, 2022

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

May 23, 2022	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer