Form 10-Q
period 2022-06-30
Generation Hemp, Inc.
filed 2022-08-19
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 19, 2022, the registrant had 113,154,002 shares of common stock outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$4,289	$20,656
Accounts receivable	91,185	-
Inventories	212,518	212,518
Prepaid expenses	55,791	4,723
Total current assets	363,783	237,897

Property and equipment, net	2,391,678	2,580,662
Operating lease right-of-use asset	213,706	263,065
Intangible assets, net	1,564,652	1,857,908
Goodwill	799,888	799,888
Other assets	407,000	407,000

Total Assets	$5,740,707	$6,146,420

Liabilities and Equity (Deficit)
Current Liabilities:
Accounts payable	$1,169,006	$883,485
Accrued liabilities	421,234	410,990
Payables to related parties	382,197	204,007
Operating lease liability - related party	106,406	101,238
Notes payable – related parties	3,241,120	2,183,551
Other indebtedness - current	473,192	501,668
Current liabilities of discontinued operations held for sale	160,057	153,482
Total current liabilities	5,953,212	4,438,421
Operating lease liability - related party, net of current portion	107,300	161,827
Long-term liabilities of discontinued operations held for sale	193,816	162,948
Total liabilities	6,254,328	4,763,196

Commitments and contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 118 and 135 shares issued and outstanding at June 30, 2022 and December 31, 2021	591,558	591,558

Equity (Deficit):
Preferred stock, $0.00001 par value; 200,000,000 shares authorized, none outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 shares authorized, 113,154,002 and 113,094,002 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,132	1,131
Additional paid-in capital	31,887,994	29,150,258
Accumulated deficit	(32,748,818)	(28,118,245)
Generation Hemp equity	(859,692)	1,033,144
Noncontrolling interest	(245,487)	(241,478)
Total equity (deficit)	(1,105,179)	791,666

Total Liabilities and Equity (Deficit)	$5,740,707	$6,146,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenue:
Post-harvest and midstream services	$331,900	$3,355	$331,933	$47,965
Rental	22,500	22,500	45,000	45,000
Total revenue	354,400	25,855	376,933	92,965

Costs and Expenses:
Cost of revenue (exclusive of items shown separately below)	164,479	112,195	268,844	270,260
Depreciation and amortization	261,491	341,447	482,240	691,075
Merger and acquisition costs	-	-	-	16,115
General and administrative	1,914,644	514,299	3,892,528	1,635,231
Total costs and expenses	2,340,614	967,941	4,643,612	2,612,681

Operating loss	(1,986,214)	(942,086)	(4,266,679)	(2,519,716)

Other expense (income):
Interest and other income	-	(25,424)	-	(25,424)
Change in fair value of marketable security	-	-	-	(11,770)
Interest expense	123,763	232,462	287,273	496,302
Total other expense	123,763	207,038	287,273	459,108

Loss from continuing operations	(2,109,977)	(1,149,124)	(4,553,952)	(2,978,824)
Loss from discontinued operations	(27,567)	(6,205)	(40,263)	(9,719)

Net loss	$(2,137,544)	$(1,155,329)	$(4,594,215)	$(2,988,543)
Less: net income (loss) attributable to noncontrolling interests	(2,422)	(2,815)	(4,009)	853

Net loss attributable to Generation Hemp	$(2,135,122)	$(1,152,514)	$(4,590,206)	$(2,989,396)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Loss from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Equity (Deficit)

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Additional	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interest	Equity (Deficit)

Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	800,000	136,707	263,293	-	-	400,000
Warrant exercises	-	-	-	-	8,428,976	4,771,669	(1,804,669)	-	-	2,967,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Stock-based compensation	-	-	-	-	500,000	42,250	-	-	-	42,250
Net loss	-	-	-	-	-	-	-	(1,836,882)	3,668	(1,833,214)

Balance at March 31, 2021	135	729,058	6,328,948	4,975,503	34,977,953	15,694,375	2,894,642	(20,077,837)	(235,563)	3,251,120
Series B preferred stock dividend	-	-	-	-	-	-	-		-	-
Stock-based compensation	-	-	-	-			-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,152,514)	(2,815)	(1,155,329)

Balance at June 30, 2021	135	$729,058	6,328,948	$4,975,503	34,977,953	$15,694,375	$2,894,642	$(21,230,351)	$(238,378)	$2,095,791

Balance at January 1, 2022	118	$591,558	-	$-	113,094,002	$1,131	$29,150,258	$(28,118,245)	$(241,478)	$791,666
Issuance of common shares for extension of secured note	-	-	-	-	20,000	-	11,480	-	-	11,480
Modification of warrants for extension of promissory note to investor							68,756			68,756
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,992)	-	(20,992)
Stock-based compensation	-	-	-	-	-	-	1,315,750	-	-	1,315,750
Net loss	-	-	-	-	-	-	-	(2,455,084)	(1,587)	(2,456,671)

Balance at March 31, 2022	118	591,558	-	-	113,114,002	1,131	30,546,244	(30,594,321)	(243,065)	(290,011)
Issuance of common shares for extensions of secured note	-	-	-	-	40,000	1	26,000	-	-	26,001
Series B preferred stock dividend	-	-	-	-	-	-	-	(19,375)	-	(19,375)
Stock-based compensation	-	-	-	-	-	-	1,315,750	-	-	1,315,750
Net loss	-	-	-	-	-	-	-	(2,135,122)	(2,422)	(2,137,544)

Balance at June 30, 2022	118	$591,558	-	$-	113,154,002	$1,132	$31,887,994	$(32,748,818)	$(245,487)	$(1,105,179)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(4,594,215)	$(2,988,543)
Loss from discontinued operations	(40,263)	(9,719)
Net loss from continuing operations	(4,553,952)	(2,978,824)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	482,240	691,075
Amortization of debt discount	37,481	328,320
Stock-based compensation	2,631,500	81,000
Modification of warrants for extension of promissory note to investor	68,756	-
Other income - PPP Loan forgiveness	-	(25,424)
Change in fair value of marketable securities	-	(11,770)
Changes in operating assets and liabilities:
Accounts receivable	(91,185)	70,530
Prepaid expenses	(51,068)	(10,298)
Accounts payable and accrued liabilities	433,588	(244,741)
Net cash from operating activities – continuing operations	(1,042,640)	(2,100,132)
Net cash from operating activities – discontinued operations	(2,820)	-
Net cash from operating activities	(1,045,460)	(2,100,132)

Cash Flows From Investing Activities
Capital expenditures	-	(40,220)
Acquisition of certain assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	-	(1,525,470)
Proceeds from sale of investment in common stock	-	34,847
Net cash from investing activities – continuing operations	-	(1,530,843)
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	-	(1,530,843)

Cash Flows From Financing Activities
Issuance of common stock units	-	350,000
Redemptions of Series B preferred stock		(137,500)
Series B preferred stock dividends paid		(16,500)
Proceeds from warrant exercises	-	2,967,000
Repayment of Halcyon bank note	-	(995,614)
Proceeds from notes payable - related parties	1,107,569	-
Repayment of subordinated notes	(50,000)	(1,100,000)
Payment of mortgage payable	(28,476)	(1,938)
Net cash from financing activities – continuing operations	1,029,093	1,065,448
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	1,029,093	1,065,448

Net change in cash	(16,367)	(2,565,527)

Cash, beginning of period	20,656	2,776,425
Cash, end of period	$4,289	$210,898

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

As of June 30, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain.

New Business Line – During the second quarter of 2022, management and the Board decided to enter a new but related line of business – bitcoin mining. Management determined after research that hemp biomass can be burned in a biomass boiler to generate heat and steam to drive a turbine for generating electricity. The BTU value of hemp is similar to wood waste generated at saw mills. Hemp plants grow to maturity within six to eight months whereas trees mature in excess of ten years.

The Company subsequently formed a new company, GenCrypto, LLC (a Delaware limited liability company) with a 50% partner, Cerberus Digital, LLC, an affiliate of Cryptech Solutions, Inc. Cryptech is one of the largest resellers of bitcoin mining equipment in North America.

GenCrypto now has approximately ten different bitcoin locations identified and either under contract, under letter of intent, or in final negotiating status, located in three states and in Costa Rica. All of these site locations are deemed “green” based upon the power being provided either from the local utility or co-op. They range in power size from 1.1 megawatts to 50 megawatts. GenCrypto has been contacted by several larger bitcoin mining operators concerning utilizing some of these mining locations under “hosting” arrangements.

The Company anticipates closing its first acquisition which is currently operational in September 2022.

Liquidity and Going Concern – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the six months ended June 30, 2022, the Company used $1.0 million of cash for its operating activities. At June 30, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $6.0 million as compared with its current assets of $364 thousand.

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

Impact of COVID-19 Pandemic on Our Business – Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic. The COVID-19 pandemic and measures taken to contain it subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or may worsen.

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

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of June 30, 2022 or December 31, 2021.

During the three and six months ended June 30, 2022, one customer accounted for 99% of our post-harvest and midstream services revenue. A total of $91,185 was outstanding from this customer at June 30, 2022.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at June 30, 2022 or December 31, 2021.

Recent Accounting Pronouncements – There are no other new accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following:

	Useful	June 30,	December 31,
	Life (yrs)	2022	2021

Land		$96,000	$96,000
Warehouse	30	916,500	916,500
Leasehold Improvements	3	473,601	473,601
Machinery and equipment	5-7	1,506,447	1,506,447
Vehicles	4	149,440	149,440
Computer equipment and software	3	46,825	46,825
Office furniture and equipment	3-5	17,294	17,294

Subtotal		3,206,107	3,206,107
Less accumulated depreciation and amortization		(814,429)	(625,445)

Total property and equipment, net		$2,391,678	$2,580,662

4. Intangible and Other Assets

The following table summarizes information related to definite-lived intangible assets:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	$2,612,649	$(1,079,585)	$1,533,064	$2,612,649	$(796,858)	$1,815,791
Non-competition agreements	63,176	(31,588)	31,588	63,176	(21,059)	42,117

Total	$2,675,825	$(1,111,173)	$1,564,652	$2,675,825	$(817,917)	$1,857,908

Other assets included $407,000 at June 30, 2022 and December 31, 2021 for the Company’s option to purchase the 48,000 square foot facility located in Hopkinsville, Kentucky presently leased from Halcyon. Under this option agreement, the Company may purchase the facility on or before August 25, 2022, as amended, for a purchase price of $993,000.

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	June 30,	December 31,
	2022	2021

Subordinated Promissory Note to CEO	$523,551	$523,551
Convertible Promissory Note to CEO	1,037,069	410,000
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	200,000	250,000
Promissory Note to Investment Hunter, LLC	480,500	-

Total notes payable – related parties	$3,241,120	$2,183,551

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note initially due September 30, 2021. This note was amended to a new maturity date of September 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $33,565 at June 30, 2022.

Convertible Promissory Note to CEO – In 2021, our CEO made advances totaling $410,000 to the Company under a convertible promissory note. Additional advances made in 2022 through June 30 totaled $627,069. The convertible note initially matured on January 1, 2022 but was subsequently amended to extend the maturity date to September 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10%. The principal and interest due on the convertible note may be converted, at the option of the holder, into restricted shares of the Company’s common stock at an initial conversion price of $0.50 per share but that was lowered in July 2022 to $0.30 per share. Accrued interest on this convertible promissory note totaled $52,291 at June 30, 2022.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD, a Company stockholder. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum and initially matured on June 30, 2021. The promissory note has been extended six times including the issuance of 20,000 restricted common shares as extension fees each for the first five extensions and the issuance of 50,000 restricted common shares for the sixth extension. The maturity date of the promissory note is December 31, 2022, as amended. If before December 31, 2022, the Company raises new equity capital of $5 million or more, then the full amount outstanding under the promissory note is due within five days. As amended, a payment of 25% of the principal balance of the note is due by October 31, 2022. If the promissory note is not paid in full by December 31, 2022, the interest rate increases to 14% per annum. Accrued interest on this secured note totaled $149,864 at June 30, 2022.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor who is also a Company stockholder. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The Company made a principal payment of $250,000 in April 2021. The subordinated note principal together with accrued and unpaid interest was due, as previously amended, on March 31, 2022 but was subsequently extended. As subsequently amended, a payment of $50,000 was made in April 2022 and the remaining principal of $200,000 together with accrued interest was due on June 30, 2022. The Company did not make the principal payment due on June 30, 2022 and, as a result, this note is presently in default. Accrued interest on this subordinated promissory note totaled $29,932 at June 30, 2022.

The holder of the subordinated note received a warrant to purchase 500,000 shares of common stock exercisable for cash at an exercise price of $0.352 per share. As consideration for the April 2022 extension, the term of this warrant was extended by one year to December 30, 2023. The Company recognized $68,756 of interest expense in 2022 for this extension of the warrant term.

Promissory Note to Investment Hunter, LLC – In 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $492,000 to the Company under a promissory note due September 30, 2022, as amended. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $17,864 at June 30, 2022.

6. Other Indebtedness

The Company is obligated under a mortgage payable dated September 15, 2014 secured by its warehouse property located in Denver, Colorado. The note provided for a 25-year amortization period and an initial interest rate of 9% annually. The note has been amended several times to a maturity date of September 30, 2022. In the latest extension, the Company made a principal payment of $25,000 plus accrued interest on July 18, 2022 and agreed to another principal payment of $25,000 plus accrued interest on August 31, 2022. The interest rate on the mortgage payable is 12%. If before the final maturity of the mortgage payable, the Company raises new equity capital of $5 million or more, then the full amount outstanding is due within ten days. The principal balance of this mortgage note payable as of June 30, 2022 was $473,192.

The Company leases the Denver warehouse property to a tenant under an operating lease which was renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7,500. The lease requires a true-up with the tenant for property taxes and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for the remainder of 2022 are $45,000 and for 2023 are $52,500.

7. Commitments and Contingencies

Leases – The Company leases office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $4,000 and $12,000 for the three and six months ended June 30, 2022, respectively. In the three and six months ended June 30. 2021, lease expense for this facility was $6,000 and $10,000, respectively.

The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $31,147 and $61,494 in the three months ended June 30, 2022, respectively. In the three and six months ended June 30. 2021, lease expense for this facility was $30,747 and $57,857, respectively. A right-of-use asset and lease liability is recorded for this lease. As the lease does not provide an implicit rate, the Company used its estimated incremental borrowing rate of 10% in determining the present value of the lease payments.

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot estimate the ultimate outcome of these matters.

Generation Hemp, Inc. v. Colorado Mills Equipment, LLC

The Defendant sold to the Company a faulty piece of equipment for $16,000 and will not refund the Company the purchase price after repeated attempts to return their equipment. An original lawsuit was filed by the Company against Colorado Mills in January 2022 in Dallas County, subsequently dismissed, and a second lawsuit has been filed El Paso County, Colorado and is currently pending.

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

While UNIC paid a number of Halcyon’s claims, Halcyon’s claim for the cost of the replacement Dryer of $1,498,848 was denied as described below.

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

Halcyon’s suit against UNIC, which was removed to federal court, seeks $796,865.53 (the cost of the replacement dryer of $1,498,848, less a credit for $583,508.47 previously paid by UNIC to Halcyon for the Dryer fire=$915,339.53) plus statutory interest on that sum from August 10, 2020 for violating the Texas Insurance Code’s requirement that claims be promptly paid, additional statutory penalties, and attorneys’ fees. Certain documents have been executed between the Company, Halcyon and legal counsel, which provide for a sharing of costs and expenses and awards, if any, against UNIC. Mediation of the case was held in April 2022 where no agreement was reached by the parties. Depositions of the Company’s expert witnesses were completed in July 2022.

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

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII” v. Energy Hunter Resources, Inc.)

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At June 30, 2022, the Company had accrued $252,583 for this judgment, which is exclusively an EHR obligation.

8. Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. An income tax benefit for the three or six months ended June 30, 2022 or 2021 was not recognized because tax losses incurred were fully offset by a valuation allowance against deferred tax assets. There were no uncertain tax positions as of June 30, 2022.

9. Equity

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

Common Stock – At June 30, 2022, the Company had 113,154,002 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	Acquisition of Certain Assets of Halcyon – In January 2021, the Company issued 6,250,000 shares of common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year) in the acquisition.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consists of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263,293 was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants. In the fourth quarter of 2021, the Company received $375,000 for the exercise of 1,065,340 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt in the first quarter of 2021.

●	Stock-based Compensation – The Company issued 500,000 restricted common shares valued at $155,000 as incentive compensation to two executives who joined the Company in the first quarter of 2021.

●	Issuance for Extension of Secured Note – The Company issued 60,000 common shares as consideration for extensions of the maturity of a senior note in 2022. Refer to Note 5.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding as of June 30, 2022:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	January-February, 2023	Cash
Issued in Q4 2021 with common stock units (1)	958,333	$0.600	October-December, 2023	Cash
Total warrants outstanding at June 30, 2022	8,558,333

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

Following is a summary of outstanding stock warrants activity for the periods presented:

		Weighted
		Average
	# of Warrants	Exercise Price

Warrants as of December 31, 2021	8,808,333	$0.407
Cancelled	(250,000)	$0.400
Warrants as of June 30, 2022	8,558,333	$0.407

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

Compensation expense for stock option grants was recognized based on the fair value at the date of grant using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 1.18% to 1.28%, historical volatility ranging from 331% to 643% and an expected life of the stock options ranging from five to six years. We recognized $1.3 million of compensation expense for these option awards in each of the quarters ended June 30, 2022. As of June 30, 2022, there was $3.5 million of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 18 months.

The following table summarizes options outstanding, as well as activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2021	13,850,000	$0.76	$0.76	-
Granted	-	$-	$-	-
Outstanding at June 30, 2022	13,850,000	$0.76	$0.76	-

The remaining weighted average contractual life of exercisable options at June 30, 2022 was 9.3 years.

11. Discontinued Operations

In 2019, management determined to fully divest of EHR’s oil and gas activities. As such, these activities are presented as discontinued operations for each of the periods presented.

The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	June 30,	December 31,
	2022	2021
Assets -
Oil and natural gas properties held for sale, at cost	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities
Accrued liabilities	$55,572	$48,997
Asset retirement obligations	52,368	52,368
Revenue payable	52,117	52,117
Current liabilities of discontinued operations held for sale	160,057	153,482

Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	193,816	162,948
Total liabilities of discontinued operations held for sale	$353,873	$316,430

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue -
Oil and gas sales	$36,925	$16,119	$75,793	$38,108

Costs and Expenses
Lease operating expense	41,140	18,067	85,188	40,795
Accretion	23,352	4,257	30,868	7,032
Total costs and expenses	64,492	22,324	116,056	47,827

Loss from discontinued operations	$(27,567)	$(6,205)	$(40,263)	$(9,719)

12. Supplemental Cash Flow Information

	For the six months ended June 30,
	2022	2021

Cash paid for interest	$39,295	$45,342
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	-	2,500,000
- issuance of subordinated note	-	850,000
- assumption of Halcyon bank note	-	995,614
Series B preferred stock dividend payable	40,367	24,000
Issuance of common stock units previously subscribed	-	50,000
Issuances of common shares for exchange or conversion of debt	-	2,160,269

13. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(2,109,281)	$(1,146,697)	$(4,553,952)	$(2,980,285)
Loss from discontinued operations	(25,841)	(5,817)	(40,263)	(9,111)
Less: preferred stock dividends	(20,992)	(20,250)	(20,992)	(40,500)
Net loss attributable to common stockholders	$(2,156,114)	$(1,172,764)	$(4,615,207)	$(3,029,896)

Denominator
Weighted average shares used to compute basic EPS	113,145,211	34,977,953	113,122,510	26,691,992
Dilutive effect of convertible note	1,164,773	-	1,164,773	-
Dilutive effect of preferred stock	2,950,000	79,322,376	2,953,125	79,322,376
Dilutive effect of common stock options	-	-	-	-
Dilutive effect of common stock warrants	1,518,226	11,654,942	2,436,954	11,787,111
Weighted average shares used to compute diluted EPS	118,778,209	125,955,271	119,677,362	117,801,479

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Loss from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.11)

The computation of diluted earnings per common share excludes the assumed conversion of the Series B Preferred Stock and outstanding convertible notes and exercise of common stock options and warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

14. Subsequent Events

Advances under Convertible Promissory Note – In the third quarter of 2022 through the date of this filing, our CEO made advances totaling $58,000 to the Company under the existing convertible promissory note due September 30, 2022.

Advances under Promissory Note to Investment Hunter, LLC – In the third quarter of 2022 through the date of this filing, Investment Hunter, LLC made advances totaling $11,500 to the Company under the existing promissory note due September 30, 2022.

Sale of inventories – In July 2022, the Company entered into an agreement for the sale of 66,782 pounds of dried hemp biomass from its inventories on-hand for a sales price of $1.50 per pound. Deliveries and payment of the $100,173 sales proceeds are scheduled monthly through December 2022. The Company received an initial down payment of $40,069.

New indebtedness – In August 2022, the Company received proceeds totaling $105,000 from new notes payable to three board directors. The notes bear interest at 10% per annum and mature on September 12, 2022.

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

We provide post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot facility located in Hopkinsville, Kentucky. Additionally, we offer safe storage services for processed hemp, which enables farmers to maximize strategic market timing. In August 2021, the Company launched its animal bedding consumer goods product line made from the hemp hurd byproduct that is produced from its hemp processing operations.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

As of June 30, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in the consolidated financial statements as discontinued operations.

Recent Activities –

New Business Line – During the second quarter of 2022, management and the Board decided to enter a new but related line of business – bitcoin mining. Management determined after research that hemp biomass can be burned in a biomass boiler to generate heat and steam to drive a turbine for generating electricity. The BTU value of hemp is similar to wood waste generated at saw mills. Hemp plants grow to maturity within six to eight months whereas trees mature in excess of ten years.

The Company subsequently formed a new company, GenCrypto, LLC (a Delaware limited liability company) with a 50% partner, Cerberus Digital, LLC, an affiliate of Cryptech Solutions, Inc. Cryptech is one of the largest resellers of bitcoin mining equipment in North America.

GenCrypto now has approximately ten different bitcoin locations identified and either under contract, under letter of intent, or in final negotiating status, located in three states and in Costa Rica. All of these site locations are deemed “green” based upon the power being provided either from the local utility or co-op. They range in power size from 1.1 megawatts to 50 megawatts. Additionally, GenCrypto has been contacted by several larger bitcoin mining operators concerning utilizing some of these mining locations under “hosting” arrangements.

The Company anticipates closing its first acquisition which is currently operational in September 2022.

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

In the six months ended June 30, 2022, the Company used $1.0 million of cash for its operating activities. At June 30, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $6.0 million as compared with its current assets of $364 thousand.

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

Impact of COVID-19 Pandemic on Our Business – Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic. The COVID-19 pandemic and measures taken to contain it subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or may worsen.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The net loss for the three months ended June 30, 2022 was $2.1 million as compared with a net loss of $1.2 million for the same period of 2021. The net loss for the three months ended June 30, 2022 includes $1.3 million of stock-based compensation expense for stock options issued to executives and our board of directors and $261 thousand for depreciation and amortization largely due to the Halcyon acquisition. Excluding these non-cash items, the Company’s cash loss was $560 thousand in the three months ended June 30, 2022 as compared with a loss of $775 thousand in the same period of 2021. The first part of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. In 2022, we commenced processing of six million pounds of hemp biomass for last year’s harvest of our largest customer.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $28 thousand for the three months ended June 30, 2022 as compared with a loss of $6 thousand in the 2021 period, principally consisting of non-cash items each period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to lower field productivity.

Revenue. Revenue from continuing operations for the first quarter of 2022 totaled $354 thousand as compared with $26 thousand for the same period of 2021. We generate revenue from post-harvest and midstream services in the hemp industry and from rental to a hemp seed company of our warehouse property located in Colorado.

Our post-harvest and midstream services revenue totaled $332 thousand in the second quarter of 2022 as compared with $3 thousand in the 2021 period. In June 2022, we commenced hemp processing of six million pounds of hemp biomass from last year’s harvest of our largest customer. This customer had delayed processing in 2021 due to weaker hemp product pricing. We processed 862 thousand pounds of this stored hemp biomass in June 2022 and are continuing processing at this time.

Rental revenue totaled $23 thousand in the 2022 and 2021 periods. The lease of the Company’s Denver warehouse expires on August 1, 2023 and provides for a rental of $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the second quarter of 2022 was $164 thousand as compared with $112 thousand in the same period of last year. Our gross margin on hemp processing in the second quarter of 2022 was 50%. We expect these stronger margins to continue during processing periods. In periods when we are not processing, we take steps to reduce our operating expenses.

General and Administrative Expense. General and administrative expenses totaled $1.9 million for the three months ended June 30, 2022 as compared with $514 thousand in 2021 period. The increase in general and administrative expense is principally due to non-cash charges for stock-based compensation which totaled $1.3 million in the three months ended June 30, 2022 as compared with $39 thousand in the 2021 period.

Depreciation and Amortization. Depreciation and amortization expense totaled $261 thousand in the three months ended June 30, 2022 as compared with $341 thousand for the same period of 2021.

Other Income/Expense. Total other expense was $124 thousand for the three months ended June 30, 2022 as compared with $207 thousand for the comparable 2021 period. The largest item of total other expense is interest expense which has decreased due to conversions of indebtedness to equity in 2021.

Loss from Discontinued Operations. In the three months ended June 30, 2022, we recognized a loss from discontinued operations of $28 thousand as compared with a loss of $6 thousand in the three months ended June 30, 2021. The major classes of line items constituting the loss on discontinued operations are presented in Item I, “Financial Statements – Note 11 – Discontinued Operations.” In the 2022 period, we revised our estimates of future asset retirement obligations for changes in inflation and interest rates. Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The net loss for the six months ended June 30, 2022 was $4.6 million as compared with a net loss of $3.0 million for the same period of 2021. The net loss for the 2022 period includes $2.6 million of stock-based compensation expense for stock options to our executives and board of directors and $482 thousand for depreciation and amortization largely due to the Halcyon acquisition. Excluding these non-cash items, the Company’s cash loss was $1.5 million in the six months ended June 30, 2022 as compared with a loss of $2.2 million in the same period of 2021. The first part of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. The Company’s hemp processing facilities were shut-in for much of the first six months of each year to limit operating expenditures. As mentioned above, we commenced processing in June 2022 of hemp biomass harvested last year by our largest customer.

Loss from discontinued operations was $40 thousand for the six months ended June 30, 2022 as compared with a loss of $10 thousand in the 2021 period, principally consisting of non-cash items each period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to lower field productivity.

Revenue. Revenue from continuing operations for the first six months of 2022 totaled $377 thousand as compared with $93 thousand for the same period of 2021.

Our post-harvest and midstream services revenue totaled $332 thousand in the 2022 period as compared with $48 thousand in the 2021 period. The Company’s hemp processing facilities were shut-in for much of the first half of each year to limit operating expenditures. As mentioned, we commenced processing of hemp biomass for our largest customer in June 2022. In 2021, our processing was limited until the late-summer harvest.

Rental revenue totaled $45 thousand in the 2022 and 2021 periods. The lease of the Company’s Denver warehouse expires on August 1, 2023 and provides for a rental of $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the first six months of 2022 was $269 thousand as compared with $270 thousand in the same period of last year. Our gross margin on post-harvest processing and midstream services are expected to be 50% or more during peak operating periods. In the first part of each year we take steps to reduce operating costs by idling our facilities.

Merger and Acquisition Costs. We incurred $16 thousand of costs for acquisition costs in the 2021 period for closing of the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities. The Company incurred no such expenses during the six months ended June 30, 2022.

General and Administrative Expense. General and administrative expenses totaled $3.9 million for the six months ended June 30, 2022 as compared with $1.6 million in 2021 period. The increase in general and administrative expense is principally due to non-cash charges for stock-based compensation which totaled $2.6 million in the 2022 period as compared with $81 thousand in the 2021 period. The Company had lower legal and professional expenses during the 2022 period.

Depreciation and Amortization. Depreciation and amortization expense totaled $482 thousand in the six months ended June 30, 2022 as compared with $691 thousand for the same period of 2021.

Other Income/Expense. Total other expense was $287 thousand for the six months ended June 30, 2022 as compared with $459 thousand for the comparable 2021 period. The largest item of total other expense is interest expense which has decreased due to conversions of indebtedness to equity in 2021.

Loss from Discontinued Operations. In the six months ended June 30, 2022, we recognized a loss from discontinued operations of $40 thousand as compared with a loss of $10 thousand in the same period of 2021. The major classes of line items constituting the loss on discontinued operations are presented in Item I, “Financial Statements – Note 11 – Discontinued Operations.” As noted above, we revised our estimates of future asset retirement obligations for changes in inflation and interest rates in the 2022 period resulting in higher non-cash expense. Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first six months of 2022 was as follows:

●	Cash used in operating activities was $1 million principally due to the net loss adjusted for non-cash items.

●	The Company had no net cash used for investing activities during the period.

●	Net cash from financing activities totaled $1 million from advances under notes payable made by our CEO and his related company to fund our cash needs.

We used $3 thousand of cash for discontinued operations in the first six months of 2022.

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

Indebtedness

The Company’s indebtedness at June 30, 2022 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6 – Other Indebtedness.”

Subsequently, the Company has received additional advances under new and existing note arrangements. Refer to Item I, “Financial Statements—Note 14 – Subsequent Events.”

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 due to the material weaknesses previously identified as described below.

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

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since January 1, 2022, we have sold or issued securities without registering the securities under the Securities Act as shown below:

Issuance for Extension of Secured Note – The Company issued 60,000 common shares as consideration extensions of the maturity of a senior note in the first six months of 2022. Refer to Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties”.

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

10.1*	Amended and Restated Promissory Note by Generation Hemp, Inc. with Gary C. Evans as holder, dated July 1, 2022

10.2*	Revised and Extended Unsecured Promissory Note, dated May 19, 2022, with Investment Hunter, LLC as holder, dated July 1, 2022

10.3*	Letter Agreement, dated July 31, 2022, with Coventry Asset Management, LTD

10.4*	Amendment and Extension Agreement, dated July 18, 2022, to Promissory Note and Deed of Trust between JDONE LLC, Thomas S. Yang, and Gary C. Evans

10.5*	Amended and Restated Subordinated Promissory Note, by Generation Hemp, Inc. with Gary C. Evans as holder, dated July 1, 2022

10.6*	Unsecured Promissory Note by Generation Hemp, Inc. with Gary Elliston as holder, dated August 12, 2022

10.7*	Unsecured Promissory Note by Generation Hemp, Inc. with John Harris as holder, dated August 12, 2022

10.8*	Unsecured Promissory Note by Generation Hemp, Inc. with Joe L. McClaugherty as holder, dated August 12, 2022

10.9*	Real Estate Option to Purchase Contract, as amended August 16, 2022

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

August 19, 2022	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer