Form 10-Q
period 2022-09-30
Generation Hemp, Inc.
filed 2022-11-14
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the registrant had 113,204,002 shares of common stock outstanding.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Generation Hemp, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$112,538	$20,656
Accounts receivable	656,344	-
Inventories	212,518	212,518
Prepaid expenses	49,078	4,723
Total current assets	1,030,478	237,897

Property and equipment, net	2,276,815	2,580,662
Operating lease right-of-use asset	188,090	263,065
Intangible assets, net	1,418,025	1,857,908
Goodwill	799,888	799,888
Other assets	-	407,000

Total Assets	$5,713,296	$6,146,420

Liabilities and Equity (Deficit)
Current Liabilities:
Accounts payable	$1,037,275	$883,485
Accrued liabilities	402,617	410,990
Deferred revenue	100,311	-
Payables to related parties	486,855	204,007
Operating lease liability - related party	109,089	101,238
Notes payable – related parties	3,357,620	2,183,551
Other indebtedness - current	423,192	501,668
Current liabilities of discontinued operations held for sale	144,441	153,482
Total current liabilities	6,061,400	4,438,421
Operating lease liability - related party, net of current portion	79,001	161,827
Long-term liabilities of discontinued operations held for sale	199,046	162,948
Total liabilities	6,339,447	4,763,196

Commitments and contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 118 and 135 shares issued and outstanding at September 30, 2022 and December 31, 2021	591,558	591,558

Equity (Deficit):
Preferred stock, $0.00001 par value; 200,000,000 shares authorized, none outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 shares authorized, 113,204,002 and 113,094,002 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,132	1,131
Additional paid-in capital	33,250,858	29,150,258
Accumulated deficit	(34,224,154)	(28,118,245)
Generation Hemp equity (deficit)	(972,164)	1,033,144
Noncontrolling interest	(245,545)	(241,478)
Total equity (deficit)	(1,217,709)	791,666

Total Liabilities and Equity (Deficit)	$5,713,296	$6,146,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Post-harvest and midstream services	$1,227,123	$487,088	$1,559,056	$535,053
Rental	22,500	15,000	67,500	60,000
Total revenue	1,249,623	502,088	1,626,556	595,053

Costs and Expenses:
Cost of revenue (exclusive of items shown separately below)	375,269	279,621	644,113	549,881
Depreciation and amortization	261,490	315,729	743,730	1,006,804
Merger and acquisition costs	-	-	-	16,115
Impairment expense	407,000	-	407,000	-
General and administrative	1,933,281	1,128,298	5,825,809	2,763,529
Total costs and expenses	2,977,040	1,723,648	7,620,652	4,336,329

Operating loss	(1,727,417)	(1,221,560)	(5,994,096)	(3,741,276)

Other expense (income):
Other income	(378,304)	-	(378,304)	(25,424)
Change in fair value of marketable security	-	-	-	(11,770)
Interest expense	116,999	155,505	404,272	651,807
Total other expense (income)	(261,305)	155,505	25,968	614,613

Loss from continuing operations	(1,466,112)	(1,377,065)	(6,020,064)	(4,355,889)
Income (loss) from discontinued operations	10,386	(1,630)	(29,877)	(11,349)

Net loss	$(1,455,726)	$(1,378,695)	$(6,049,941)	$(4,367,238)
Less: net income (loss) attributable to noncontrolling interests	(58)	(1,137)	(4,067)	(284)

Net loss attributable to Generation Hemp	$(1,455,668)	$(1,377,558)	$(6,045,874)	$(4,366,954)

Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.01)	$(0.03)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.11)
Loss from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.01)	$(0.03)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Equity (Deficit)

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	800,000	136,707	263,293	-	-	400,000
Warrant exercises	-	-	-	-	8,428,976	4,771,669	(1,804,669)	-	-	2,967,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Stock-based compensation	-	-	-	-	500,000	42,250	-	-	-	42,250
Net loss	-	-	-	-	-	-	-	(1,836,882)	3,668	(1,833,214)

Balance at March 31, 2021	135	729,058	6,328,948	4,975,503	34,977,953	15,694,375	2,894,642	(20,077,837)	(235,563)	3,251,120
Series B preferred stock redemptions	(17)	(137,500)
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,250)	-	(20,250)
Stock-based compensation	-	-	-	-	-	38,750	-	-	-	38,750
Net loss	-	-	-	-	-	-	-	(1,152,514)	(2,815)	(1,155,329)

Balance at June 30, 2021	118	591,558	6,328,948	4,975,503	34,977,953	15,733,125	2,894,642	(21,250,601)	(238,378)	2,114,291
Common shares issued to vendor for services	-	-	-	-	125,000	117,500	-	-	-	117,500
Issuance of common shares for extension of secured note	-	-	-	-	20,000	18,000	-	-	-	18,000
Change in common stock par value due to change in corporate domicile	-	-	-	-	-	(15,868,273)	15,868,273	-	-	-
Stock-based compensation	-	-	-	-	-	-	38,750	-	-	38,750
Conversion of Series A preferred stock			(6,328,948)	(4,975,503)	75,947,376	759	4,974,744	-	-	-
Series B preferred stock dividend	-	-	-	-	-	-	-	(16,125)	-	(16,125)
Net loss	-	-	-	-	-	-	-	(1,377,558)	(1,137)	(1,378,695)

Balance at September 30, 2021	118	$591,558	-	$-	111,070,329	$1,111	$23,776,409	$(22,644,284)	$(239,515)	$893,721

Balance at January 1, 2022	118	$591,558	-	$-	113,094,002	$1,131	$29,150,258	$(28,118,245)	$(241,478)	$791,666
Issuance of common shares for extension of secured note	-	-	-	-	20,000	-	11,480	-	-	11,480
Modification of warrants for extension of promissory note to investor							68,756			68,756
Series B preferred stock dividend	-	-	-	-	-	-	-	(20,992)	-	(20,992)
Stock-based compensation	-	-	-	-	-	-	1,315,750	-	-	1,315,750
Net loss	-	-	-	-	-	-	-	(2,455,084)	(1,587)	(2,456,671)

Balance at March 31, 2022	118	591,558	-	-	113,114,002	1,131	30,546,244	(30,594,321)	(243,065)	(290,011)
Issuance of common shares for extensions of secured note	-	-	-	-	40,000	1	26,000	-	-	26,001
Series B preferred stock dividend	-	-	-	-	-	-	-	(19,375)	-	(19,375)
Stock-based compensation	-	-	-	-	-	-	1,315,750	-	-	1,315,750
Net loss	-	-	-	-	-	-	-	(2,135,122)	(2,422)	(2,137,544)

Balance at June 30, 2022	118	591,558	-	-	113,154,002	1,132	31,887,994	(32,748,818)	(245,487)	(1,105,179)
Issuance of common shares for extension of secured note	-	-	-	-	50,000	-	15,100	-	-	15,100
Series B preferred stock dividend	-	-	-	-	-	-	-	(19,668)	-	(19,668)
Stock-based compensation	-	-	-	-	-	-	1,347,764	-	-	1,347,764
Net loss	-	-	-	-	-	-	-	(1,455,668)	(58)	(1,455,726)

Balance at September 30, 2022	118	$591,558	-	$-	113,204,002	$1,132	$33,250,858	$(34,224,154)	$(245,545)	$(1,217,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Generation Hemp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(6,049,941)	$(4,367,238)
Loss from discontinued operations	(29,877)	(11,349)
Net loss from continuing operations	(6,020,064)	(4,355,889)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	743,730	1,006,804
Impairment expense	407,000	-
Amortization of debt discount	52,581	380,282
Stock-based compensation	3,979,264	119,750
Common shares issued to vendor for services	-	117,500
Modification of warrants for extension of promissory note to investor	68,756	-
Other income - PPP Loan forgiveness	-	(25,424)
Change in fair value of marketable securities	-	(11,770)
Changes in operating assets and liabilities:
Accounts receivable	(656,344)	(52,195)
Prepaid expenses	(44,355)	(14,232)
Accounts payable and accrued liabilities	368,230	176,969
Deferred revenue	100,311	-
Net cash from operating activities – continuing operations	(1,000,891)	(2,658,205)
Net cash from operating activities – discontinued operations	(2,820)	-
Net cash from operating activities	(1,003,711)	(2,658,205)

Cash Flows From Investing Activities
Capital expenditures	-	(77,716)
Acquisition of certain assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	-	(1,525,470)
Proceeds from sale of investment in common stock	-	34,847
Net cash from investing activities – continuing operations	-	(1,568,339)
Net cash from investing activities – discontinued operations	-	-
Net cash from investing activities	-	(1,568,339)

Cash Flows From Financing Activities
Issuance of common stock units	-	350,000
Redemptions of Series B preferred stock	-	(137,500)
Series B preferred stock dividends paid	-	(16,500)
Proceeds from warrant exercises	-	2,967,000
Repayment of Halcyon bank note	-	(995,614)
Proceeds from notes payable - related parties	1,294,069	-
Repayments of notes payable - related parties	(70,000)	-
Proceeds from subordinated notes	-	620,000
Repayment of subordinated notes	(50,000)	(1,100,000)
Payment of mortgage payable	(78,476)	(103,102)
Net cash from financing activities – continuing operations	1,095,593	1,584,284
Net cash from financing activities – discontinued operations	-	-
Net cash from financing activities	1,095,593	1,584,284

Net change in cash	91,882	(2,642,260)

Cash, beginning of period	20,656	2,776,425
Cash, end of period	$112,538	$134,165

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

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to hemp growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot leased facility located in Hopkinsville, Kentucky. The Company also offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. We market two retail products, Gas Monkey Spill-Jack, an all-natural, plant-based, sustainable, and biodegradable loose absorbent, and Rowdy Rooster, an animal bedding consumer goods product, each made from the hemp hurd byproduct that is produced from our hemp processing operations.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to an unaffiliated hemp seed company.

As of September 30, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain. Additionally, the Company has been studying the Bitcoin mining space and anticipates future activity in this business sector.

Liquidity and Going Concern – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the nine months ended September 30, 2022, the Company used $1.0 million of cash for its operating activities. At September 30, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $6.1 million as compared with its current assets of $1.0 million.

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

Deferred Revenue – In July 2022, the Company entered into an agreement for the sale of 66,782 pounds of dried hemp biomass from its inventories on-hand for a sales price of $1.50 per pound. Deliveries and payment of the $100,173 sales proceeds are scheduled monthly through December 2022 and are reported as deferred revenue in the consolidated balance sheets. We expect to recognize revenue for these amounts when the contract is completed and product is shipped in the fourth quarter of 2022.

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of September 30, 2022 or December 31, 2021.

During the three and nine months ended September 30, 2022, one customer accounted for all of our post-harvest and midstream services revenue. A total of $656,344 was outstanding from this customer as a receivable at September 30, 2022.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at September 30, 2022 or December 31, 2021.

Recent Accounting Pronouncements – There are no other new accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following:

	Useful	September 30,	December 31,
	Life (yrs)	2022	2021

Land		$96,000	$96,000
Warehouse	30	916,500	916,500
Leasehold Improvements	3	473,601	473,601
Machinery and equipment	5-7	1,506,447	1,506,447
Vehicles	4	149,440	149,440
Computer equipment and software	3	46,825	46,825
Office furniture and equipment	3-5	17,294	17,294
Subtotal		3,206,107	3,206,107
Less accumulated depreciation and amortization		(929,292)	(625,445)
Total property and equipment, net		$2,276,815	$2,580,662

4. Intangible and Other Assets

The following table summarizes information related to definite-lived intangible assets:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	$2,612,649	$(1,220,948)	$1,391,701	$2,612,649	$(796,858)	$1,815,791
Non-competition agreements	63,176	(36,852)	26,324	63,176	(21,059)	42,117
Total	$2,675,825	$(1,257,800)	$1,418,025	$2,675,825	$(817,917)	$1,857,908

Other assets included $407,000 at December 31, 2021 for the Company’s option to purchase the 48,000 square foot facility located in Hopkinsville, Kentucky presently leased from Halcyon. Under this agreement, the Company had the option to purchase the facility on or before August 25, 2022, as amended, for a purchase price of $993,000. This agreement was not renewed upon its expiration. Impairment expense totaling $407,000 was recognized in the third quarter of 2022 as a result.

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	September 30,	December 31,
	2022	2021

Subordinated Promissory Note to CEO	$523,551	$523,551
Convertible Promissory Note to CEO	1,107,069	410,000
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	200,000	250,000
Promissory Note to Investment Hunter, LLC	492,000	-
Note payable to Director	35,000	-
Total notes payable – related parties	$3,357,620	$2,183,551

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note in the amount of $523,551 initially due September 30, 2021. This note was amended to a new maturity date of January 1, 2023. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $46,761 at September 30, 2022.

Convertible Promissory Note to CEO – In 2021, our CEO made advances totaling $410,000 to the Company under a convertible promissory note. Additional advances made in 2022 through September 30 totaled $697,069. The convertible note initially matured on January 1, 2022 but was subsequently amended to extend the maturity date to January 1, 2023. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10%. The principal and interest due on the convertible note may be converted, at the option of the holder, into restricted shares of the Company’s common stock at an initial conversion price of $0.50 per share but that was lowered in July 2022 to $0.30 per share. Accrued interest on this convertible promissory note totaled $79,493 at September 30, 2022.

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1,000,000 to Coventry Asset Management, LTD, a Company stockholder. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon. The unpaid balance of the secured promissory note bears interest at a rate of 10% per annum and initially matured on June 30, 2021. The promissory note has been extended six times including the issuance of 20,000 restricted common shares as extension fees each for the first five extensions and the issuance of 50,000 restricted common shares for the sixth extension. The maturity date of the promissory note is December 31, 2022, as amended. If before December 31, 2022, the Company raises new equity capital of $5 million or more, then the full amount outstanding under the promissory note is due within five days. As amended, a payment of 25% of the principal balance of the note is due by October 31, 2022. The Company did not make the principal payment due on October 31, 2022 and, as a result, this note is presently in default. If the promissory note is not paid in full by December 31, 2022, the interest rate increases to 14% per annum. Accrued interest on this secured note totaled $175,069 at September 30, 2022.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500,000 to an accredited investor who is also a Company stockholder. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The Company made a principal payment of $250,000 in April 2021. The subordinated note principal together with accrued and unpaid interest was due, as previously amended, on March 31, 2022 but was subsequently extended. As subsequently amended, a payment of $50,000 was made in April 2022 and the remaining principal of $200,000 together with accrued interest was due on June 30, 2022. The Company did not make the principal payment due on June 30, 2022 and, as a result, this note is presently in default. Accrued interest on this subordinated promissory note totaled $36,990 at September 30, 2022.

The holder of the subordinated note received a warrant to purchase 500,000 shares of common stock exercisable for cash at an exercise price of $0.352 per share. As consideration for the April 2022 extension, the term of this warrant was extended by one year to December 30, 2023. The Company recognized $68,756 of interest expense in 2022 for this extension of the warrant term.

Promissory Note to Investment Hunter, LLC – In 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $492,000 to the Company under a promissory note due January 1, 2023, as amended. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $30,193 at September 30, 2022.

Director Notes – In August 2022, the Company received proceeds totaling $105,000 from unsecured notes payable to three members of our board of directors. The notes bear interest at 10% per annum and matured on September 12, 2022. Two of the notes were repaid in September 2022. The remaining note, having an outstanding principal balance of $35,000 at September 30, 2022, was repaid in October 2022.

6. Other Indebtedness

The Company is obligated under a mortgage payable dated September 15, 2014 secured by its warehouse property located in Denver, Colorado. The note has been amended a number of times to a maturity date of January 15, 2023. In the latest extension, the Company made a principal payment of $73,190 plus accrued interest in October 2022 and agreed to make two additional principal payments of $50,000 plus accrued interest on November 15, 2022 and December 15, 2022. The interest rate on the mortgage payable is 12%. If before the final maturity of the mortgage payable, the Company raises new equity capital of $5 million or more, then the full amount outstanding is due within ten days.

The Company leases the Denver warehouse property to a tenant under an operating lease which was renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7,500. The lease requires a true-up with the tenant for property taxes and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for the remainder of 2022 are $22,500 and for 2023 are $52,500.

7. Leases

Office Space – The Company leases office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2,000 and is month-to-month. Lease expense for this facility totaled $6,000 and $18,000 for the three and nine months ended September 30, 2022, respectively. In the three and nine months ended September 30, 2021, lease expense for this facility was $6,000 and $16,000, respectively.

Hemp Processing Operating Facility – The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10,249. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $30,747 and $92,241 in the three and nine months ended September 30, 2022, respectively. In the three and nine months ended September 30. 2021, lease expense for this facility was $30,747 and $88,604, respectively. A right-of-use asset and lease liability is recorded for this lease. As the lease does not provide an implicit rate, the Company used its estimated incremental borrowing rate of 10% in determining the present value of the lease payments.

Future Bitcoin Mining Premises – The Company entered a five-year commercial lease for land and premises in Arkansas. We expect to use these premises as a future Bitcoin mining location because of its favorable power rates and land availability. The lease commences once the Company begins receiving power for its operations conducted at the location. The monthly rent will vary from a minimum of $1,000 per megawatt of power usage monthly up to $4,000 per megawatt monthly depending on the average power usage over a trailing 90-day period. We anticipate commencing operations at the leased premises in the first quarter of 2023.

8. Commitments and Contingencies

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot estimate the ultimate outcome of these matters.

Generation Hemp, Inc. v. Colorado Mill Equipment, LLC

The Defendant sold to the Company a faulty piece of equipment for $16,000 and will not refund to the Company the purchase price after repeated attempts to return their equipment. An original lawsuit filed by the Company against Colorado Mill Equipment in January 2022 in Dallas County was subsequently dismissed due to jurisdiction. A second lawsuit was filed in El Paso County, Colorado and is currently pending.

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

Halcyon’s suit against UNIC, which was removed to federal court, seeks $796,865.53 (the cost of the replacement dryer of $1,498,848, less a credit for $583,508.47 previously paid by UNIC to Halcyon for the Dryer fire=$915,339.53) plus statutory interest on that sum from August 10, 2020 for violating the Texas Insurance Code’s requirement that claims be promptly paid, additional statutory penalties, and attorneys’ fees. Certain documents have been executed between the Company, Halcyon and legal counsel, which provide for a sharing of costs and expenses and awards, if any, against UNIC. Mediation of the case was held in April 2022 where no agreement was reached by the parties. Depositions of the Company’s expert witnesses were completed in July 2022 and of UNIC’s representatives in September 2022.

In August 2022, the Company received a second payment from UNIC of $357,143 as a partial settlement of this claim.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE, LLC (“JDONE”), a wholly owned subsidiary of the Company and landlord of a commercial warehouse building in Denver, brought suit against Grand Traverse Holdings, LLC for default of its commercial lease of the warehouse from JDONE. This case settled in October 2022 and the Company received $122,500 from the defendant.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII” v. Energy Hunter Resources, Inc.)

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $230,712. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At September 30, 2022, the Company had accrued $252,583 for this judgment, which is exclusively an EHR obligation.

9. Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. An income tax benefit for the three or nine months ended September 30, 2022 or 2021 was not recognized because tax losses incurred were fully offset by a valuation allowance against deferred tax assets. There were no uncertain tax positions as of September 30, 2022. The Company is delinquent in filing its 2021 income tax returns.

10. Equity

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

Common Stock – At September 30, 2022, the Company had 113,204,002 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	Acquisition of Certain Assets of Halcyon – In January 2021, the Company issued 6,250,000 shares of common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year) in the acquisition.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consisted of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263,293 was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received $2,967,000 for the exercise of 8,428,976 outstanding warrants. In the fourth quarter of 2021, the Company received $375,000 for the exercise of 1,065,340 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding debt in the first quarter of 2021.

●	Issuance to Vendor for Services – In the third quarter of 2021, the Company issued 125,000 common shares to a vendor for services performed.

●	Issuance for Extension of Secured Note – The Company issued 20,000 common shares as consideration to extend the maturity of a senior note in the third quarter of 2021.

●	Issuance for Conversion of Series A Preferred Stock – As noted above, in the third quarter of 2021, the Company issued 75,947,376 common shares for the conversion of all outstanding shares of its Series A Preferred Stock.

●	Stock-based Compensation – The Company issued 500,000 restricted common shares valued at $155,000 as incentive compensation to two executives who joined the Company in the first quarter of 2021.

●	Issuance for Extensions of Secured Note – The Company issued 110,000 common shares as consideration for extensions of the maturity of a senior note in 2022. Refer to Note 5.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding as of September 30, 2022:

	# of Warrants	Exercise Price (each)	Expiration Date	Method of Exercise

Issued in December 2020 with Series B preferred units (1)	5,500,000	$0.352	December 30, 2022	Cash
Issued in December 2020 with subordinated note to investor	500,000	$0.352	December 30, 2022	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	January-February, 2023	Cash
Issued in Q4 2021 with common stock units (1)	958,333	$0.600	October-December, 2023	Cash
Total warrants outstanding at September 30, 2022	8,558,333	$0.407

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

Following is a summary of outstanding stock warrants activity for the periods presented:

		Weighted
		Average
	# of Warrants	Exercise Price

Warrants as of December 31, 2021	8,808,333	$0.407
Canceled	(250,000)	$0.400
Warrants as of September 30, 2022	8,558,333	$0.407

11. Stock-Based Compensation

We award restricted stock or stock options as incentive compensation to employees and compensation to our Board of Directors for services. Generally, these awards include vesting periods of up to three years from the date of grant.

The 2021 Omnibus Incentive Plan (“2021 Plan”) was adopted by our Board on July 1, 2021. The 2021 Plan provides for the initial reservation of 15 million shares of common stock for issuance, and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 15 million. On the one-year anniversary date of the 2021 Plan, the number of shares of common stock reserved for issuance automatically increased to 20% of the fully diluted common shares outstanding, including shares issuable upon the conversion of preferred shares, as calculated on an as-converted basis.

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $155,000 as incentive compensation to two executives who joined the Company. Compensation expense related to these awards totaled $38,750 and $81,000 for the three and six months ended June 30, 2021, respectively. These awards became fully vested in January 2022.

In the fourth quarter of 2021, the Company awarded options for 13,850,000 shares of the Company’s common stock as incentive compensation to management and the Board of Directors. One-third of the awarded options vested immediately with the remaining options vesting in two equal annual tranches over the next two years. Vested options may be exercised at any time until their expiration after 10 years at an exercise price of $0.76 per share. Unvested options are forfeited upon termination of service. The fair value of the awards at the date of grant was determined using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 1.18% to 1.28%, historical volatility ranging from 331% to 643% and an expected life of the stock options ranging from five to six years.

In the third quarter of 2022, the Company awarded options for 1,915,000 shares of the Company’s common stock as incentive compensation to its CEO and board of directors. The awarded options vest over the next three years. Vested options may be exercised at any time until their expiration ranging from eight to 10 years at their exercise prices ranging from $0.30 to $0.33 per share. Unvested options are forfeited upon termination of service. The fair value of the awards at the date of grant was determined using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 2.87% to 3.03%, historical volatility ranging from 251% to 408% and an expected life of the stock options ranging from four to seven years.

We recognized $1.3 million of compensation expense for these option awards in each of the quarters ended September 30, 2022. As of September 30, 2022, there was $2.7 million of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 21 months.

The following table summarizes options outstanding, as well as activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2021	13,850,000	$0.76	$0.76	-
Granted	1,915,000	$0.30	$0.31	-
Outstanding at September 30, 2022	15,765,000	$0.70	$0.71	-

The remaining weighted average contractual life of exercisable options at September 30, 2022 was nine years.

12. Discontinued Operations

In 2019, management determined to fully divest of EHR’s oil and gas activities. As such, these activities are presented as discontinued operations for each of the periods presented. The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	September 30,	December 31,
	2022	2021
Assets:
Oil and natural gas properties held for sale, at cost	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities:
Accrued liabilities	$39,956	$48,997
Asset retirement obligations	52,368	52,368
Revenue payable	52,117	52,117
Current liabilities of discontinued operations held for sale	144,441	153,482
Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	199,046	162,948
Total liabilities of discontinued operations held for sale	$343,487	$316,430

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue -
Oil and gas sales	$41,077	$55,140	$116,870	$93,248

Costs and Expenses:
Lease operating expense	25,461	53,919	110,649	94,714
Accretion	5,230	2,851	36,098	9,883
Total costs and expenses	30,691	56,770	146,747	104,597

Loss from discontinued operations	$10,386	$(1,630)	$(29,877)	$(11,349)

13. Supplemental Cash Flow Information

	For the nine months ended September 30,
	2022	2021

Cash paid for interest	$50,690	$127,812
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	-	2,500,000
- issuance of subordinated note	-	850,000
- assumption of Halcyon bank note	-	995,614
Series B preferred stock dividend payable	60,035	39,137
Issuance of common stock units previously subscribed	-	50,000
Issuances of common shares for exchange or conversion of debt	-	2,160,269

14. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(1,465,404)	$(1,376,030)	$(6,017,867)	$(4,356,315)
Income (loss) from discontinued operations	9,736	(1,528)	(28,007)	(10,639)
Less: preferred stock dividends	(19,668)	(16,125)	(60,035)	(56,625)
Net loss attributable to common stockholders	$(1,475,336)	$(1,393,683)	$(6,105,909)	$(4,423,579)

Denominator
Weighted average shares used to compute basic EPS	113,204,002	54,109,797	113,149,973	38,693,679
Dilutive effect of convertible note	1,164,773	-	1,164,773	-
Dilutive effect of preferred stock	2,950,000	59,913,657	2,950,000	72,641,084
Dilutive effect of common stock options	125,490	-	122,052	-
Dilutive effect of common stock warrants	47,560	9,042,419	1,709,576	11,126,327
Weighted average shares used to compute diluted EPS	117,491,825	123,065,873	119,096,374	122,461,090

Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.01)	$(0.03)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.11)
Loss from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Earnings (loss) per share
Basic	$(0.01)	$(0.03)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.11)

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

We provide post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot facility located in Hopkinsville, Kentucky. The Company also offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. We market two retail products, Gas Monkey Spill-Jack, an all-natural, plant-based, sustainable, and biodegradable loose absorbent, and Rowdy Rooster, an animal bedding consumer goods product, each made from the hemp hurd byproduct that is produced from our hemp processing operations.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to a hemp seed company.

As of September 30, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in the consolidated financial statements as discontinued operations.

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

GenCrypto now has approximately ten different Bitcoin locations identified and either under contract, under letter of intent, or in final negotiating status, located in two states and in Costa Rica. All of these site locations are deemed “green” based upon the power being provided either from the local utility or co-op. They range in power size from 1.1 megawatts to 50 megawatts. GenCrypto has been contacted by several larger Bitcoin mining operators concerning utilizing some of these mining locations under “hosting” arrangements.

The Company anticipates closing its first acquisition which is currently operational in November 2022.

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

In the nine months ended September 30, 2022, the Company used $1.0 million of cash for its operating activities. At September 30, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $6.1 million as compared with its current assets of $1.0 million.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The net loss attributable to Generation Hemp for the three months ended September 30, 2022 was $1.5 million as compared with a net loss attributable to Generation Hemp of $1.4 million for the same period of 2021. The net loss attributable to Generation Hemp for the three months ended September 30, 2022 includes $1.3 million of stock-based compensation expense, $407 thousand for a non-cash impairment charge and $261 thousand for depreciation and amortization largely due to the Halcyon acquisition. Excluding these non-cash items, the Company had cash income of $561 thousand in the three months ended September 30, 2022 as compared with a cash loss of $1.0 million for the same period of 2021. Our hemp processing operations were fully operational during the third quarter of 2022. We also received $378 thousand for a partial settlement from a lawsuit during the third quarter of 2022.

The Company reports its oil & gas activities as discontinued operations. Income from discontinued operations was $10 thousand for the three months ended September 30, 2022 as compared with a loss of $2 thousand in the 2021 period, principally consisting of non-cash items each period.

Revenue. Revenue from continuing operations for the third quarter of 2022 totaled $1.2 million as compared with $502 thousand for the same period of 2021. We generate revenue from post-harvest and midstream services in the hemp industry and from rental to a hemp seed company of our warehouse property located in Colorado.

Our post-harvest and midstream services revenue totaled $1.2 million in the third quarter of 2022 as compared with $487 thousand in the 2021 period. In June 2022, we commenced hemp processing of six million pounds of hemp biomass from last year’s harvest of our largest customer. We processed 3.2 million pounds of this stored hemp biomass in the third quarter of 2022 and are continuing processing at this time. Hemp processing in 2021 commenced later in the third quarter resulting in lower period over period volumes and revenues.

Rental revenue totaled $23 thousand in the 2022 period and $15 thousand in the 2021 period. The lease of the Company’s Denver warehouse expires on August 1, 2023 and provides for a rental of $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the third quarter of 2022 was $375 thousand as compared with $280 thousand for the same period of last year. Our gross margin on hemp processing in the third quarter of 2022 was 69%. We expect these stronger margins to continue during processing periods. In periods when we are not processing, we take steps to reduce our operating expenses.

Impairment Expense. We recognized $407 thousand of impairment expense in the third quarter of 2022 as a result of the expiration of the Company’s option to purchase its facilities located in Hopkinsville, Kentucky. There was no impairment in the comparable period of 2021.

General and Administrative Expense. General and administrative expenses totaled $1.9 million for the three months ended September 30, 2022 as compared with $1.1 million in 2021 period. The increase in general and administrative expense is principally due to non-cash charges for stock-based compensation which totaled $1.3 million in the three months ended September 30, 2022 as compared with $39 thousand in the 2021 period.

Depreciation and Amortization. Depreciation and amortization expense totaled $261 thousand in the three months ended September 30, 2022 as compared with $316 thousand for the same period of 2021.

Other Income. Total other income was $378 thousand for the three months ended September 30, 2022. We reported no other income in the comparable 2021 period. We received $378 thousand for a partial settlement from a lawsuit during the third quarter of 2022.

Income (loss) from Discontinued Operations. In the three months ended September 30, 2022, we recognized income from discontinued operations of $10 thousand as compared with a loss of $2 thousand in the three months ended September 30, 2021. The major classes of line items constituting the loss on discontinued operations are presented in Item I, “Financial Statements – Note 12 – Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The net loss attributable to Generation Hemp for the nine months ended September 30, 2022 was $6.0 million as compared with a net loss attributable to Generation Hemp of $4.4 million for the same period of 2021. The net loss attributable to Generation Hemp for the 2022 period includes $4.0 million of stock-based compensation expense, $407 thousand for a non-cash impairment charge and $744 thousand for depreciation and amortization. Excluding these non-cash items, the Company’s cash loss was $916 thousand in the nine months ended September 30, 2022 as compared with a cash loss of $3.2 million in the same period of 2021. The first part of each calendar year is typically a slower period for midstream operations within the hemp industry until the annual harvest begins in late-summer. The Company’s hemp processing facilities were shut-in for much of the first six months of each year to limit operating expenditures. As mentioned above, we commenced processing in June 2022 of hemp biomass harvested last year by our largest customer resulting in higher period over period volumes revenues. We also received $378 thousand for a partial settlement from a lawsuit during the third quarter of 2022.

Loss from discontinued operations was $30 thousand for the nine months ended September 30, 2022 as compared with a loss of $11 thousand in the 2021 period, principally consisting of non-cash items each period. Results of operations for the Company’s remaining oil & gas activities have been significantly reduced due to lower field productivity.

Revenue. Revenue from continuing operations for the first nine months of 2022 totaled $1.6 million as compared with $595 thousand for the same period of 2021.

Our post-harvest and midstream services revenue totaled $1.6 in the 2022 period as compared with $535 thousand in the 2021 period. The Company’s hemp processing facilities were shut-in for much of the first half of each year to limit operating expenditures. As mentioned, we commenced processing of hemp biomass for our largest customer in June 2022. In 2021, our processing was limited until the late-summer harvest.

Rental revenue totaled $67 thousand in the 2022 period and $60 thousand in the 2021 period. The lease of the Company’s Denver warehouse expires on August 1, 2023 and provides for a rental of $7.5 thousand per month.

Cost of Revenue. Cost of revenue for the first nine months of 2022 was $644 thousand as compared with $550 thousand in the same period of last year. Our gross margin on post-harvest processing and midstream services are expected to be 50% or more during peak operating periods. In the first part of each year, we take steps to reduce operating costs by idling our facilities.

Merger and Acquisition Costs. We incurred $16 thousand of costs for acquisition costs in the 2021 period for closing of the Halcyon acquisition. The amount of future expenses of this type that we incur will depend upon our future acquisition activities. The Company incurred no such expenses during the nine months ended September 30, 2022.

Impairment Expense. We recognized $407 thousand of impairment expense in the third quarter of 2022 as a result of the expiration of the Company’s option to purchase its facilities located in Hopkinsville, Kentucky. There was no impairment in the comparable period of 2021.

General and Administrative Expense. General and administrative expenses totaled $5.8 million for the nine months ended September 30, 2022 as compared with $2.8 million in 2021 period. The increase in general and administrative expense is principally due to non-cash charges for stock-based compensation which totaled $4.0 million in the 2022 period as compared with $120 thousand in the 2021 period. The Company also had lower legal and professional expenses during the 2022 period.

Depreciation and Amortization. Depreciation and amortization expense totaled $744 thousand in the nine months ended September 30, 2022 as compared with $1.0 million for the same period of 2021.

Other Income. Total other income was $378 thousand for the nine months ended September 30, 2022 as compared with $25 thousand for the comparable 2021 period. We received $378 thousand for a partial settlement from a lawsuit during the third quarter of 2022.

Loss from Discontinued Operations. In the nine months ended September 30, 2022, we recognized a loss from discontinued operations of $30 thousand as compared with a loss of $11 thousand in the same period of 2021. The major classes of line items constituting the loss on discontinued operations are presented in Item I, “Financial Statements – Note 12 – Discontinued Operations.” We revised our estimates of future asset retirement obligations for changes in inflation and interest rates in the second quarter of 2022 period resulting in higher non-cash expense. Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for the first nine months of 2022 was as follows:

●	Cash used in operating activities was $1.0 million principally due to the net loss adjusted for non-cash items.

●	The Company had no net cash used for investing activities during the period.

●	Net cash from financing activities totaled $1.1 million from advances under notes payable made by our CEO, his related company and other related parties to fund our cash needs.

We used $3 thousand of cash for discontinued operations in the first nine months of 2022.

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

Indebtedness

The Company’s indebtedness at September 30, 2022 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6 – Other Indebtedness.”

Subsequently, the Company has received additional advances under new and existing note arrangements. Refer to Item I, “Financial Statements—Note 15 – Subsequent Events.”

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to the material weaknesses previously identified as described below.

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

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since July 1, 2022, we have sold or issued securities without registering the securities under the Securities Act as shown below:

Issuance for Extension of Secured Note – The Company issued 50,000 common shares as consideration extension of the maturity of a senior note in the third quarter of 2022. Refer to Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties”.

Item 4. Mine Safety Disclosures

No response required.

Item 5. Other Information

No response required.

Item 6. Exhibits

10.1*	Amended and Restated Convertible Promissory Note by Generation Hemp, Inc. with Gary C. Evans as holder, dated September 30, 2022

10.2*	Revised and Extended Unsecured Promissory Note, dated September 30, 2022, with Investment Hunter, LLC as holder, dated September 30, 2022

10.3*	Secured Promissory Note Amendment and Extension Agreement, dated October 10, 2022, between JDONE LLC, Thomas S. Yang, and Gary C. Evans

10.4*	Amended and Restated Subordinated Promissory Note, by Generation Hemp, Inc. with Gary C. Evans as holder, dated September 30, 2022

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION HEMP, INC.

November 14, 2022	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer