Form 10-K
period 2022-12-31
Evergreen Sustainable Enterprises, Inc.
filed 2023-05-19
CIK 1527102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2022

Commission File Number 000-55019

Evergreen Sustainable Enterprises, Inc.

(formerly Generation Hemp, Inc.)

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

Ticker: EGSE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $18,658,253.

At May 18, 2023, the registrant had 113,254,002 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about:

●	the marketability of our products;

●	financial condition and liquidity of our customers;

●	competition in the hemp markets;

●	conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in cryptocurrency prices, and specifically, the value of bitcoin, which could cause a decline in the demand for the Company’s services;

●	competition among the various providers of data mining services;

●	industry and market conditions;

●	purchases by major customers and our ability to renew sales contracts;

●	credit and performance risks associated with customers, suppliers, banks and other financial counterparties;

●	availability, timing of delivery and costs of key supplies, capital equipment or commodities;

●	our future capital requirements and our ability to raise additional capital to finance our activities;

●	the future trading of our common stock;

●	legal and regulatory risks associated with OTC Markets;

●	our ability to operate as a public company;

●	our ability to protect our proprietary information;

●	general economic and business conditions; the volatility of our operating results and financial condition;

●	our ability to attract or retain qualified senior management personnel and research and development staff;

●	timing for completion of major acquisitions or capital projects;

●	our ability to obtain additional financing on favorable terms, if required, to complete acquisitions as currently contemplated or to fund the operations and growth of our business;

●	operating or other expenses or changes in the timing thereof;

●	compliance with stringent laws and regulations, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;

●	potential legal proceedings and regulatory inquiries against us; and

●	other risks identified in this Quarterly Report that are not historical.

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

Risks Related to Our Business

●	There is substantial doubt that we will be able to continue as a going concern.

●	We have a history of significant losses, which could continue in the future, and we may never achieve nor maintain profitability.

●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

●	We have a limited operating history in two new sectors and operate under the professional guidance of our Chairman and CEO.

●	We may be unable to manage our growth or implement our expansion strategy, especially in the bitcoin industry.

●	The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

●	The loss of our current chief executive officer or key management personnel or inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations.

●	Our Chief Executive Officer has significant influence over our operations.

●	It is likely that conflicts of interest may arise in the day-to- day operations of our business. Such conflicts, if not properly resolved, could have a material negative impact on our business.

●	Adverse outcomes in any future legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

●	We will seek to expand through acquisitions of and investments in various brands, businesses, and assets in the Hemp sector. These acquisition activities may be unsuccessful or divert management’s attention.

●	We risk insolvency if revenues decline sharply and we are unable pay our bills and unable to timely locate and negotiate a suitable business combination or capital injection.

●	We are subject to certain corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

●	Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business.

●	Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.

●	Hemp prices have historically been very volatile and can directly affect the desire or willingness of farmers to grow new hemp crops each year, which is necessary for us to maintain consistent drying operations.

Risks Related to our Activities in the Legal Hemp Industry

●	We will be subject to a myriad of different laws and regulations governing hemp and bitcoin. Our inability to comply with such laws in a cost-effective manner may have an adverse effect on our business and result of operations.

●	We have limited operating history in the legal hemp or cannabis industry, which makes it difficult to accurately assess our future growth prospects.

●	Negative press from being in the hemp and/or bitcoin space could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

●	Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

●	Our operating results will be subject to fluctuations and our stock price may decline significantly.

●	There are restrictions on the transferability of certain of our securities.

●	If the Company uses its stock in acquisitions of other entities, there may be substantial dilution at the time of a transaction.

●	Trading on the OTC Markets can be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

●	The Company currently plans move to a more advantageous trading market and then potentially uplist, to a national exchange, however, there is no assurance that we will be able to successfully move trading markets or uplist to a national exchange.

●	Because we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their stock to realize a return on their investment.

●	Our common stock is presently subject to the “Penny Stock” rules of the SEC.

●	If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

●	If we ultimately decide to implement a reverse stock split in order to meet certain minimum stock prices required on a national exchange, the liquidity of the shares of our common stock will likely decrease accordingly.

EVERGREEN SUSTAINABLE ENTERPRISES, INC.

(FORMERLY GENERATION HEMP, INC.)

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

Item 1. Business

Overview

Evergreen Sustainable Enterprises, Inc. (formerly Generation Hemp, Inc.) (the “Company” or “Evergreen Sustainable”), was incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, Home Treasure Finders, Inc. (“HTF”) acquired approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger (the “Transaction”). Upon closing of the Transaction, HTF changed its name to Generation Hemp, Inc. In March 2023, the Company changed its name to Evergreen Sustainable Enterprises, Inc.

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot leased facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. In September 2021, the Company launched its small animal bedding consumer goods product line (“Rowdy Rooster”) made from the hemp hurd byproduct that is produced from its hemp processing operations. In September of 2022, the Company launched its industrial absorbent consumer goods product line (Gas Monkey Spill-Jack), also made from the hemp hurd byproduct produced from its hemp processing operations. This second product line is marketed under a branding agreement with Gas Monkey Garage, a well-known brand in the automotive and entertainment sector.

 We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to an unaffiliated hemp seed company.

As of December 31, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain.

To fund our business activities, we have historically completed a number of private placements of equity and debt. We continue to seek additional public or private placements of our stock and debt. Our common shares are quoted on the OTCQB Markets under the symbol “EGSE.”

Subsequent Events

In January 2023, the Company announced a new strategic direction into sustainable energy projects, starting with bitcoin mining. The Company’s name was changed to Evergreen Sustainable Enterprises, Inc. (“EGSE”) in March 2023. The Company’s existing hemp operations will continue to be maintained as a fully operating wholly-owned subsidiary.

On January 9, 2023, the Company purchased 80% of Toro Energía Sociedad Anonima (“Toro”), a Costa Rican corporation with ownership of a hydroelectric dam in Costa Rica. The source of approximately one megawatt of power produced from the hydroelectric dam (six generators) will be used to power new Bitcoin mining machines at an extremely low cost. The transaction was completed based on a total enterprise value for Toro of $2,750,000, including seller-financed debt of $985,000. The seller-financed debt has a term of 10 years and a 9.5% per annum variable interest rate (based on the prime rate) with straight line amortization.

The purchase price for 80% of Toro’s equity was $1,412,000. These amounts were paid in cash from proceeds of a Secured Promissory Note (“Secured Note”) with Gary C. Evans, CEO of the Company (‘Evans”). Under the terms of the Secured Note, (a) the Company and Evans restructured (i) the Subordinated Promissory Note, dated November 20, 2020 and (ii) Convertible Promissory Note, dated July 20, 2021, such that all accrued and unpaid interest on each note were rolled into a new Secured Note, (b) Evans lent the Company $500,000 on January 9, 2023 and $969,000 on January 10, 2023. The Secured Note has a maturity date of July 15, 2023 and bears interest at the rate of 10.00% per annum. The Secured Note has a conversion feature which permits Evans to convert at the Maturity Date then outstanding principal and interest at a conversion price of $0.275 (the closing price of the Company’s stock on January 9, 2023).

The Toro Dam is located approximately 25 miles from San Jose between two volcano craters. The site generates all its energy from green resources with a proven 98% run time over the many years it has been in operation and has a full-time staff in place under a new Operating & Maintenance Agreement.

Hydroelectric power is a clean and renewable energy source that is used to generate electricity by harnessing the energy of falling water and can provide a reliable and a very cost-effective source of energy for bitcoin mining operations. Hydroelectric power can help reduce the carbon footprint of cryptocurrency mining, as many cryptocurrencies are produced using fossil fuels, which continues to contribute to greenhouse gas emissions and climate change. By using hydroelectric power, bitcoin mining can be made more environmentally friendly and sustainable and can help improve the stability and reliability of cryptocurrency networks. Hydroelectric power is a relatively stable and reliable source of energy, compared to other sources such as coal or fossil fuels, which can be prone to price fluctuations and supply disruptions. The Company has committed to acquire and made financial payments for the purchase of 240 new Bitmain S19J Pro+ ASIC miners that will be deployed at the Toro Dam sometime in the first quarter of 2023.

Corporate Structure

The Company’s business operations are conducted through several operating subsidiaries with its core operational and business activities directed through Evergreen Sustainable. These subsidiaries are listed below:

●	GENH Halcyon Acquisition, LLC– Hemp midstream processing operations and hemp consumer goods products

●	CryptoRica, LLC –Bitcoin mining operations located in Costa Rica

●	Razorback I, LLC –Bitcoin mining operations located in Arkansas

●	Bluegrass I, LLC– Bitcoin mining operations located in Kentucky

●	Energy Hunter Resources, Inc.– Energy operations

Principal Services and their Markets

The Company has diversified itself to take advantage of the two developing industries of industrial hemp and bitcoin mining. Within both industries, there are vast opportunities to embody and drive environmental, social, and corporate governance (“ESG”) advancements. Within its hemp operations and product lines, the Company continues to be a leader in building out the infrastructure to support the fiber and hurd hemp supply chain for industrial applications. Within its bitcoin mining operations and developing bitcoin mining operations, the Company is primarily utilizing diversified green energy sources to power modular bitcoin mining arrays and targeting rural or remote areas that benefit both residents and local utilities.

In addition to our hydroelectric powered bitcoin operations in Costa Rica, the Company is in development on several bitcoin mining arrays in several rural or remote U.S. locations. We have two bitcoin mining arrays in development in Arkansas, an eight (8) megawatt array in south central Arkansas. We also have three bitcoin mining arrays located in Kentucky, a five (5) megawatt array in Carter County and two additional sites in various stages of development in Greenup County and again in Carter County that will potentially be a total of an additional eighteen (18) megawatts, including a site that is in-part powered with hydroelectricity.

Our hemp processing operations provide post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at our leased 48,000 square foot facility located in Hopkinsville, Kentucky. The drying services technology greatly increases efficiency and capacity during harvest for farmers who need to quickly move harvested hemp while preserving the cannabinoid potency by providing scalable infrastructure essential to receive and process hemp with high moisture content (“wet”) quickly. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. The midstream business is fee income oriented, based upon a price per pound of material handled, and therefore is more protected from significant commodity price variations. The facility is able to process approximately 10,000 wet pounds per hour and the potential to scale up to 20,000 wet pounds per hour in order to meet market demands as licensed and harvested hemp acreage continues to increase across Kentucky, Tennessee, Ohio, Alabama and other states.

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

We maintain and update our website and engage on social media platforms to market our ongoing hemp sector efforts.  We use globally distributed YouTube video ad campaigns to increase our brand awareness and encourage markets and the investment community to learn more about the hemp space. These videos have been played on several business sites such as CNBC, MSNBC, Fox News, Fox Business, Yahoo Finance, among others.  We have also begun to market a version of “Fireside Chats” from our Chairman and CEO to talk about various topics of interest in the hemp space.  These video segments will post on our social media platforms and they will also be used to create awareness campaigns that should have a global outreach.  In order to reach region specific growers/farmers in hemp, we have teed up direct mail marketing materials which prove effective for service markets within a specified radius.  These materials will serve as invitations to the farmers and growers in areas that the midstream services which we are acquiring will reach.  These are designed to add an identity to the midstream facility and provide an offer of help and partnership.  As we continue to become involved with additional verticals in the hemp supply chain, we will expand and tailor these marketing and advertising efforts to the specific needs of each segment. To-date all marketing, ad creation, ad campaigns, and creative work has been done internally and with a minimal budget. The Company has consistently presented at, and/or exhibited in a number of industry tradeshows, and conferences and small cap investor conferences.

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

On February 17, 2022, we executed a merchandise licensing agreement with world-renowned brand, Gas Monkey Garage. The Company will manufacture a USA grown hemp hurd spill absorbent and market this new product under the Gas Monkey brand name to consumers, retailers, and distributors as an environmentally sustainable, USA made, ultra-absorbent spill clean-up material. This will be our second environmentally sustainable consumer goods product line made from U.S. grown hemp hurd. Spill absorbents are typically used in garages, factories, or industrial settings to quickly contain spills of oil and other liquids. Spill absorbents are also used at the site of auto accidents to quickly contain leaks of oil and other fluids due to collisions.

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

The Company tested its U.S. grown and milled hemp hurd against currently used absorbents on the market and the findings showed it to have as effective or more effective absorbency and ability to contain spills.

In February of 2023, the Company began working with iHeart Media, one of the most influential media companies with several different marketing and advertising channels (radio, television, digital, etc.). iHeart Media agreed to drastically reduce their typical budget requirements in order to foster a growth relationship with the Company. The first campaigns, called OTT (Over-The-Top), are targeting specific consumers, and will air before streaming television and film content played on various internet streaming digital platforms. Initially, these campaigns are advertising the Company’s consumer goods products.

Competition

The hemp industry and hemp-based consumer product industry is highly competitive and fragmented in its nascency with numerous companies, consisting of publicly (mostly Canadian) and privately-owned companies. There are also large, well-funded companies beginning to emerge in the U.S. with a similar intention as the Company; to consolidate and vertically integrate along the hemp supply chain through acquisitions. These companies have indicated their intention to compete in the hemp industry and hemp-based product category. However, certain holding companies such as Acreage Holdings (domiciled in British Columbia) also include cannabis companies in their portfolio, whereas the Company is currently hemp only. We routinely evaluate internal and external opportunities to optimize value for shareholders through market research, strategic relationships and/or partnerships, and by asset acquisitions. Based upon our management team experience, we believe we are well-positioned to capitalize in the growing hemp industry and hemp-based product industry.

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

Bitcoin mining is an increasingly competitive industry comprised of companies and organizations of varying scale and sophistication. There has been a significant increase in the number of commercial bitcoin miners attempting to expand and scale their mining operations, which in turn has contributed to increasing the global network’s total hash power. As more hashing capability is added to the bitcoin network, the revenue generating potential of the Company’s miners could be negatively affected. Additionally, as more bitcoin miners enter the industry, The Company may experience additional pressure on profitability and ability to scale operations, due to greater competition for access to miners, mining locations, and infrastructure components.

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

Intellectual Property

As a company within the hemp industry, our current effort is to protect and distinguish our company and brand identity amidst other entities currently operating within and entering the space.

The Company uses specific hardware and software for its bitcoin mining operations. In certain cases, source code and other software assets may be subject to an open-source license due to the fact that the majority of the technology in the blockchain and cryptocurrency sectors is open source For these works, we adhere to the terms of any license agreements that may be in place. The Company does not currently own, and does not have any current plans to seek, any patents in connection with its existing and planned blockchain and cryptocurrency related operations. The Company expects to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and to license the use of intellectual property rights owned and controlled by others.

Governmental Regulation

Hemp Industry

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

Blockchain and Cryptomining

Government regulation of blockchain and cryptocurrency mining industries is being actively considered by the United States federal government via several agencies and regulatory bodies as well as similar entities in other countries. State government regulations also may apply to the Company’s activities and other activities in which the Company participates or may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency mining business.

Businesses that are engaged in the transmission and custody of bitcoin and other digital assets, including brokers and custodians, can be subject to the regulations of the U.S. Department of the Treasury (the “Treasury”) as money services businesses as well as state money transmitter licensing requirements. Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the Commodity Futures Trading Commission. Certain jurisdictions, including, among others, the State of New York and a number of countries outside the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

Regulations may change substantially in the future, and it is presently not possible to know how regulations will apply to the Company’s business or when they will become effective. As the regulatory and legal environments evolve, The Company may become subject to new laws and further regulation by the SEC and other agencies, which may affect its mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to The Company’s business, which may be adopted and have an impact on the Company. See “Risk Factors” for additional discussion regarding the Company’s belief about the potential risks that existing and future regulations pose to its business.

On March 2, 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department asking Treasury Secretary Yellen to investigate Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States.

In September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry.

Further, in December 2022 the SEC’s Division of Corporation Finance issued guidance advising companies to disclose exposure and risk to the cryptocurrency market. While the focus is on digital asset managers and exchanges, and not bitcoin miners, the failure of such large asset managers and exchanges may create increased price volatility of bitcoin. the Company does not store our bitcoin on such exchanges; however, we may be impacted by such failures.

In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement discouraging banks from doing business with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered banks.

Also in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the digital asset industry. The bipartisan leadership of the Senate Banking Committee announced that goal as well.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Additionally, we are subject to numerous federal, state and local environmental laws and regulations. Numerous governmental agencies, such as the U.S. Environmental Protection Agency and analogous state and provincial agencies issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with our operations; restrict the way we handle or dispose of our materials and wastes; or require investigatory and remedial actions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, or the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to the protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Complying with these regulatory requirements may increase our cost of doing business and consequently affect our profitability. Moreover, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area that would materially and adversely affect our business, financial condition or results of operations.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

Employees

We had 11 employees as of December 31, 2022, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. We also utilize seasonal part-time employees during peak hemp processing season and contractors to provide certain specialized skills and expertise that may be required from time to time.

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

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. We have had substantial losses since inception and as of December 31, 2022, and the date of this report we have minimal cash reserves. While we are beginning to generate increasing revenue and a positive cash flow, our ability to build significant cash reserves and continue as a going concern over the long term remains unproven. In the event that we are forced to reduce operations or seriously curtail our business, an investor will lose all money invested.

We have a history of significant losses, which we expect to continue, and we may never achieve nor maintain profitability.

We have incurred significant net losses since our formation and may continue to incur net losses for the foreseeable future as we complete our acquisition efforts. We incurred net losses of $7.0 million and $9.8 million for the years ended December 31, 2022 and 2021, respectively. To date, we have not generated any significant revenues from the hemp business. If we are unsuccessful in implementing our strategic plan we may never become profitable.

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

We may be unable to manage our growth or implement our expansion strategy, especially in the bitcoin industry.

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

Adverse outcomes in any future legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

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

Risks Related to our Activities in the Legal Hemp Industry

We will be subject to a myriad of different laws and regulations governing hemp and bitcoin. Our inability to comply with such laws in a cost-effective manner may have an adverse effect on our business and result of operations.

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

Risks Relating to Digital Asset Networks and Digital Assets

Digital assets, such as bitcoin, may become regulated as securities or investment securities.

Bitcoin is the oldest and most well-known form of digital asset. Bitcoin and other forms of digital assets / cryptocurrencies have been the source of much regulatory scrutiny, which has resulted in differing definitional outcomes without a single unifying statement. In the context of the offer and sale of the Initial Coin Offering (“ICO”) tokens, the SEC has determined certain digital tokens are securities under the Howey test as stated by the U.S. Supreme Court. ICO offerings of securities would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Furthermore, Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although the Company does not believe its mining activities require registration for it to conduct such activities and accumulate digital assets, the SEC, the Commodity Futures Trading Commission (the “CFTC”), Nasdaq or other governmental or quasi- governmental agency or organization may conclude that the Company’s activities involve the offer or sale of “securities,” or ownership of “investment securities,” and the Company may face regulation under the Securities Act or the Investment Company Act of 1940, as amended (the “Investment Company Act”). Such regulation or the inability to meet the requirements to continue operations would have a material adverse effect on the Company’s business, financial condition and results of operations.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate, and the slowing or stopping of the development or acceptance of digital asset systems may adversely affect the Company’s business, financial condition and results of operations.

Digital assets such as bitcoins, which may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include, among others:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;

●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	the maintenance and development of the open-source software protocol of the bitcoin network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets; and

●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect the Company’s business, financial condition and results of operations.

If demand for transactions in bitcoin declines and is replaced by new demand for other cryptocurrencies, the Company’s business, financial condition and results of operations could be adversely affected.

The Company’s business will be highly dependent on strong bitcoin demand relative to other cryptocurrencies in the market. As such, in addition to the factors impacting the broader crypto economy described elsewhere in this section, the Company’s business may be adversely affected, and growth in the Company’s, and therefore the Company’s, revenues may slow or decline, if market demand for bitcoin deteriorates and is supplanted by other cryptocurrencies such as ethereum and dogecoin. In addition, negative perceptions surrounding bitcoin relative to other cryptocurrencies may cause bitcoin to fall out of favor. If other cryptocurrencies, such as ethereum and dogecoin, surpass bitcoin in market demand over a sustained period of time, such a trend could harm the Company’s business. Competition from public and central bank backed digital currencies could undercut the need for other cryptocurrencies such as bitcoin. Competition from stablecoins (commodity-backed or fiat-backed) could undercut demand for other cryptocurrencies such as bitcoin.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect the Company’s business, financial condition and results of operations.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the bitcoin network. Any individual can download the bitcoin network software and make any desired modifications, which are proposed to users and miners on the bitcoin network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the bitcoin network install such software upgrade, the bitcoin network would be subject to new protocols and software that may adversely affect the Company’s business, financial condition and results of operations.

In the event a developer or group of developers proposes a modification to the bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.” We may not be able to realize the economic benefit of such a “hard fork”, either immediately or ever, which could adversely affect an investment in our securities. If we hold a cryptocurrency at the time of a hard fork, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new cryptocurrency exceed the benefits of owning the new cryptocurrency. Additionally, laws, regulation or other factors may prevent us from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset. In such case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of digital assets as reflected on one or both incompatible blockchains, which may adversely affect the Company’s business, financial condition and results of operations and, in the worst-case scenario, harm the sustainability of the bitcoin network’s economy.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the bitcoin network protocol, and a failure to properly monitor and upgrade the protocol could damage the bitcoin network and adversely affect the Company’s business, financial condition and results of operations.

The bitcoin network operates based on an open-source protocol, not represented by an official organization or authority. Instead, it is maintained by a group of core contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, bitcoin is not represented by an official organization or authority. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not directly compensated for maintaining and developing the bitcoin network protocol. Although the Media Lab’s Digital Currency Initiative of the Massachusetts Institute of Technology funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner.

Changes to a digital asset network which the Company is mining on may adversely affect the Company’s business, financial condition and results of operations.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that may adversely affect the Company’s business, financial condition and results of operations.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible, which may adversely affect the Company’s business, financial condition and results of operations.

The approach towards and possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely affect the Company’s business, financial condition and results of operations.

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running data center operations, it may adversely affect the Company’s business, financial condition and results of operations.

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. When a miner solves for a block, it creates such block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the blockchain to which the new block is being added and (iii) all transactions that have occurred but have not yet been added to the blockchain. The miner becomes aware of outstanding, unrecorded transactions through data packet transmission and propagation. Typically, bitcoin transactions will be recorded in the next chronological block if the spending party has an internet connection and at least one minute has passed between the transaction’s data packet transmission and the solution of the next block. If a transaction is not recorded in the next chronological block, it is usually recorded in the next block thereafter.

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the bitcoin network for solving a new block is six and a quarter (6.25) bitcoins per block. The reward decreased from twelve and a half (12.5) bitcoins in May 2020. It is estimated that it will halve again in approximately May 2024. This reduction may result in a reduction in the aggregate hashrate of the bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the bitcoin network more vulnerable to a malicious actor obtaining control in excess of 50% of the aggregate hashrate on the bitcoin network. Periodically, the bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten-minute confirmation time targeted by the bitcoin network protocol.

The Company believes that from time to time there will be further considerations and adjustments to the bitcoin network and others regarding the difficulty for block solutions. More significant reductions in aggregate hashrate on digital asset networks could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which may adversely affect the Company’s business, financial condition and results of operations.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that may adversely affect the Company’s business, financial condition and results of operations.

Over the past ten years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation servers. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurrence of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. This could create a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that may adversely affect the Company’s business, financial condition and results of operations.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees, and any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which may adversely affect the Company’s business, financial condition and results of operations.

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions, or transactions that consist of bad actors simultaneously sending two or more bitcoin to different addresses, and a loss of confidence in certain or all digital asset networks, which may adversely affect the Company’s business, financial condition and results of operations.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets may adversely affect the Company’s business, financial condition and results of operations. In addition, a meritorious intellectual property claim could prevent the Company and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against the Company or other large digital asset network participants may adversely affect the Company’s business, financial condition and results of operations.

To the extent that the digital asset exchanges representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such digital asset exchanges’ failures may result in a reduction in the price of some or all digital assets and may adversely affect the Company’s business, financial condition and results of operations.

The digital asset exchanges on which the digital assets trade are new and, in most cases, largely unregulated. Furthermore, many digital asset exchanges (including several of the most prominent U.S. dollar denominated digital asset exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. A lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware or government-mandated regulation may reduce confidence in the digital asset networks and result in greater volatility in digital asset values. These potential consequences of a digital asset exchange’s failure may adversely affect the Company’s business, financial condition and results of operations.

Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect the Company’s business, financial condition and results of operations.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises, including current or anticipated military conflicts such as the war between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in some or all digital assets’ values and may adversely affect the Company’s business, financial condition and results of operations.

The Company’s ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of the Company’s digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. The Company will rely on enterprise cold storage solutions from third parties to safeguard the Company’s digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. The Company’s digital assets may also be moved to various exchanges in order to exchange them for fiat currency during which time the Company will be relying on the security of such exchanges to safeguard the Company’s digital assets.

The Company believes that it may become a more appealing target of security threats as the size of the Company’s bitcoin holdings grow. To the extent that either custody providers or the Company are unable to identify and mitigate or stop new security threats, the Company’s digital assets may be subject to theft, loss, destruction or other attack, which may adversely affect the Company’s business, financial condition and results of operations.

Digital asset transactions are irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable and, as a result, any incorrectly executed digital asset transactions may adversely affect the Company’s business, financial condition and results of operations.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the respective digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and the Company may not be capable of seeking compensation for any such transfer or theft. Although the Company’s transfers of digital assets will regularly be made to or from various parties, it is possible that, through computer or human error, or through theft or criminal action, the Company’s digital assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Company’s digital assets through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred digital assets. To the extent that the Company is unable to seek redress for such error or theft, such loss may adversely affect the Company’s business, financial condition and results of operations.

The limited rights of legal recourse against the Company, and the Company’s lack of insurance protection, expose the Company and its stockholders to the risk of loss of its digital assets for which no person is liable.

The digital assets held by the Company may not be insured. Therefore, a loss may be suffered with respect to the Company’s digital assets which is not covered by insurance and for which no person is liable in damages, which may adversely affect the Company’s business, financial condition and results of operations.

The Company may not have adequate sources of recovery if its digital assets are lost, stolen or destroyed.

If the Company’s digital assets are lost, stolen or destroyed under circumstances rendering a party liable to the Company, the responsible party may not have the financial resources sufficient to satisfy its claim. For example, as to a particular event of loss, the only source of recovery for the Company might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim by the Company.

Digital assets held by the Company are not subject to FDIC or SIPC protections.

The Company will not hold its digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, its digital assets will not be subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

The loss or destruction of a private key required to access a digital asset may be irreversible and, as a result, the Company’s loss of access to its private keys or its experience of a data loss relating to its digital assets may adversely affect the Company’s business, financial condition and results of operations.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the digital assets are held. The Company is required by the operation of digital asset networks to publish the public key relating to a digital wallet in use when it first verifies a spending transaction from that digital wallet and disseminates such information into the respective network. The Company safeguards and keeps private the private keys relating to its digital assets by using enterprise cold storage custody solutions from third parties. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Company will be unable to access the digital assets held by it and the private key will not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store the Company’s digital assets may adversely affect the Company’s business, financial condition and results of operations.

Because the Company’s future digital assets may be held by digital asset exchanges, it faces heightened risks from cybersecurity attacks and financial stability of digital asset exchanges.

The Company may transfer digital assets from its wallet to digital asset exchanges prior to selling them. Digital assets not held in the Company’s wallet are subject to the risks encountered by digital asset exchanges including a denial-of-service attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. The Company may not maintain a custodian agreement with any of the digital asset exchanges that hold the Company’s digital assets. These digital asset exchanges may or may not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected.

As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees.

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins may adversely affect the value of the Company’s bitcoins and may adversely affect the Company’s business, financial condition and results of operations.

The price of bitcoin may be influenced by regulatory, commercial and technical factors that are highly uncertain resulting in the price of bitcoin being extremely volatile, which may significantly influence the market price of the Company’s common stock.

To the extent investors view the value of the Company’s common stock as linked to the value or change in the value of bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of the Company’s common stock. In addition, the Company’s business operations are no longer economical below the bitcoin breakeven point, or the point at which the total cost of mining operations exceeds the total revenues generated.

The price of bitcoin has historically been subject to dramatic fluctuations and is highly volatile. Bitcoin has only recently become accepted as a means of payment for goods and services and has recently trended toward becoming a more actively traded instrument, however the acceptance and use of bitcoin remains limited and far from mainstream. Conversely, a significant portion of demand for bitcoin may be generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoin.

In addition, some blockchain industry participants have reported that a significant percentage of bitcoin trading activity is artificial or non-economic in nature and may represent attempts to manipulate the price of bitcoin. As a result, trading platforms may seek to inflate demand for bitcoin, which could increase the volatility of the price of bitcoin and may significantly influence the market price of the Company’s common stock.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business currently intends to utilize presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, which could materially and adversely affect investors’ investments in our securities.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

Risks Relating to Regulatory Matters

We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.

Until recently, relatively little regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. We currently only operate in the United States, and do not currently have any plans to expand our operations beyond the United States. As bitcoin has grown in popularity and in market size, the U.S. regulatory regime - namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptocurrency industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, the recent bankruptcy filings of FTX, the third largest digital asset exchange by volume at the time of its filing, and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout calendar year 2022 and the first quarter of 2023, together with the recent closures of Silicon Valley Bank, SBNY and Silvergate Bank, will likely attract heightened regulatory scrutiny from U.S. regulatory agencies such as the SEC and CFTC. Increasing regulation and regulatory scrutiny may result in new costs for the Company and Company’s management having to devote increased time and attention to regulatory matters, change aspects of the Company’s business or result in limits on the utility of bitcoin. In addition, regulatory developments and/or the Company’s business activities may require the Company to comply with certain regulatory regimes. Increasingly strict legal and regulatory requirements and any regulatory investigations and enforcement may result in changes to our business, as well as increased costs, and supervision and examination for ourselves and our service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions. Adverse hanges to, or our failure to comply with, any laws and regulations may have an adverse effect on our reputation and brand and our business, operating results, and financial condition.

Additionally, although we are not directly connected to the recent cryptocurrency market events, we may still suffer reputational harm due to our association with the cryptocurrency industry in light of the recent disruption in the crypto asset markets. Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or may adversely affect the Company’s business, reputation, financial condition and results of operations.

TeraWulf may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against TeraWulf, requiring material future cash payments or charges, which could impair TeraWulf’s financial condition and results of operations.

The size, nature and complexity of the Company’s business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings, and government investigations, due to the heightened regulatory scrutiny following the recent disruptions in the crypto asset markets. The Company believes that since cryptocurrency mining, and the digital asset industry generally, is a relatively new business sector, it is more likely subject to government investigation and regulatory determination, particularly following the recent cryptocurrency market participant bankruptcies described elsewhere herein. Any claims, regulatory proceedings or litigation that could arise in the course of the Company’s business could have a material adverse effect on the Company, its business or operations, or the industry as a whole.

The Company may be classified as an inadvertent investment company.

The Company is not engaged in the business of investing, reinvesting or trading in securities and does not hold itself out as being engaged in those activities. Under the Investment Company Act, however, a company may be deemed an investment company under Section 3(a)(1)(C) if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

The Company will be engaging in digital asset mining, the outputs of which are cryptocurrencies, which may be deemed a security. In the event that the digital assets held by the Company exceed 40% of its total assets, exclusive of cash, the Company may inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, namely Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (i) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (ii) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. The Company is putting in place policies that it expects will work to keep the digital assets held by the Company at less than 40% of its total assets, liquidating its digital assets or seeking a no-action letter from the SEC if the Company is unable to maintain sufficient total assets or liquidate sufficient digital assets in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusions are available to the Company, the Company would have to keep within the 40% limit for at least three years after it ceases being an inadvertent investment company. This may limit the Company’s ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on the Company’s earnings. In any event, the Company does not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of the Company’s operations, and the Company would be very constrained in the kind of business it could do as a registered investment company. Furthermore, the Company would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required may adversely affect the Company’s business, financial condition and results of operations.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding or trading in the Company’s securities may also be considered illegal and subject to sanction.

Although digital assets are not currently regulated or are lightly regulated in most countries, including the United States, one or more countries, such as China and Russia, may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Company’s securities and may adversely affect the Company’s business, financial condition and results of operations.

If regulatory changes or interpretations of the Company’s activities require its registration as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act of 1970, as amended, the Company may be required to register and comply with such regulations.

To the extent that the activities of the Company cause it to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act of 1970, as amended, the Company may be required to comply with FinCEN regulations, including those that would mandate the Company to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of the Company cause it to be deemed a “money transmitter” or equivalent designation under state law of any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators, including those from the States of California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington, have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, the State of North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting on January 1, 2016, the State of New Hampshire requires anyone who exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including the States of Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other digital assets. The Company will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the shares of the Company’s common stock in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money services business and money transmitters. If the Company is deemed to be subject to and is determined not to comply with such additional regulatory and registration requirements, the Company may act to dissolve and liquidate the Company.

Blockchain technology may expose the Company to specially designated nationals or blocked persons or cause it to violate provisions of law.

The Company is subject to the rules enforced by The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”), including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, the Company may inadvertently and without its knowledge engage in transactions with persons named on OFAC’s specially designated nationals list, which may expose the Company to regulatory sanctions and adversely affect the Company’s business, financial condition and results of operations.

The Company may be required to register and comply with bitcoin regulations and, to the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expenses to the Company.

Current and future legislation, and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, bitcoin derivatives are not excluded from the definition of “commodity future” by the CFTC. The Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

Bitcoins have been deemed to fall within the definition of a commodity, and the Company may be required to register and comply with additional regulation under the Commodity Exchange Act of 1936, as amended, including additional periodic report and disclosure standards and requirements. Moreover, the Company may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary expenses, thereby materially and adversely affecting the Company’s business, financial condition and results of operations. If the Company determines it will not comply with such additional regulatory and registration requirements, it may seek to cease certain of its operations. Any such action may adversely affect the Company’s business, financial condition and results of operations. As of the date of this Annual Report, the Company is not aware of any rules that have been proposed to regulate bitcoins as securities. However, the Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on the Company or its shareholders.

Current guidance from the Internal Revenue Service indicates that digital assets such as bitcoin should be treated and taxed as property and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it would also apply capital gains treatment to those transactions which may adversely affect the Company’s business, financial condition and results of operations.

Under certain recently proposed legislation, substantial tax compliance burdens may be imposed on the Company relating to the tax reporting of bitcoin and bitcoin-related transactions.

Legislation recently passed in the Senate would impose substantial tax compliance obligations on the Company relating to the reporting of bitcoin and bitcoin-related transactions. Under this legislation, it is possible that the Company would be treated as a digital assets broker and required to deliver certain tax forms in connection with the validation of blockchain transactions. Were this legislation to be passed in the House and enacted unchanged, the Company could face tax reporting and compliance mandates that it may not have the information or resources to fully comply with. Although the current legislation may not be enacted in its current form, future legislation may impose similar tax compliance responsibilities on the Company, which may be expensive and burdensome to comply with, and which could, as a result, adversely impact the Company’s operations. The Company will continue to monitor for developments in such legislation, guidance or regulations.

The Company’s bitcoin holdings could subject it to regulatory scrutiny.

As digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities or entities subject to sanctions regimes. While the Company intends to institute risk-based procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and takes care to only acquire bitcoin through entities subject to anti money laundering regulation and related compliance rules in the United States, if it is found to have purchased any bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, the Company is and may continue to be subject to regulatory proceedings and further transactions or dealings in bitcoin may be restricted or prohibited.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of the Company’s future bitcoin holdings.

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading.

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware or government- mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin.

To the extent investors view the Company’s common stock as linked to the value of the Company’s future bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market value of the Company’s common stock.

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

Trading on the OTC Markets can be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We provide post-harvest and midstream services to growers by drying, processing, cleaning, stripping harvested hemp directly from the field and wetbaled at our leased 48,000 square foot facility located in Hopkinsville, Kentucky. We maintain significant equipment at this location including four belt dryers, augers and elevators, polishers, debearders, screening machines, dust collection systems, hammer mill, air compressors and bagging equipment.

Our industrial warehouse is located at 4430 Garfield Street, Denver, Colorado in an industrial neighborhood zoned for cannabis cultivation. Properties located in the 80216 zip code have recently had some of the highest appreciation rates in the Denver region due to significant infrastructure expenditures by local governmental agencies. Numerous warehouses utilized for cannabis cultivation are located in this industrial district of Denver.

We also lease office space located in Fort Worth, Texas for managerial offices.

The Company owns certain real property including land, hydroelectric dam, generators, transformers, internet towers, etc. in Costa Rica through an 80% owned subsidiary.

Item 3. Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation may be asserted or commenced from time to time against the Company. With respect to claims and litigation currently asserted or commenced against the Company, it is the opinion of management that final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s financial condition or results of operations. Nevertheless, given the uncertainties of litigation, it is possible that certain types of claims, charges and litigation could have a material adverse impact on the Company; see Item 1A, “Risk Factors.” See Note 8 to the consolidated financial statements included in this annual report for additional information relating to legal matters.

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

Shareholders

As of the date of this report, there were 76 direct holders of our common shares as shown on the list maintained by our transfer agent. We may have a substantial number of additional shareholders who hold their shares in street name.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

At December 31, 2022, there were 3,058,333 warrants outstanding for the purchase of Company common stock. Refer to Note 10 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

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

At December 31, 2022, there were 15,765,000 options outstanding for the purchase of Company common stock. Refer to Note 11 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

Recent Sales of Unregistered Securities

Since January 1, 2022, we have sold securities in private transactions without registering the securities under the Securities Act as shown below:

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

Overview

We are a holding company active within the “hemp” space. Beginning in 2023, we started activities in the sustainable asset space including the bitcoin industry. We were incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 94% of the common stock of EHR in a series of transactions accounted for as a reverse merger.

On January 11, 2021, we completed the acquisition of certain assets of Halcyon Thruput, LLC (“Halcyon”). With this acquisition, we commenced providing post-harvest and midstream services to growers by drying, processing, cleaning and stripping harvested hemp directly from the field and wetbaled at our 48,000 square foot leased facility located in Hopkinsville, Kentucky. Additionally, the Company offers safe storage services for processed hemp, which enables farmers to maximize strategic market timing. In September 2021, the Company launched its small animal bedding consumer goods product line (“Rowdy Rooster”) made from the hemp hurd byproduct that is produced from its hemp processing operations. In September of 2022, the Company launched its industrial absorbent consumer goods product line (Gas Monkey Spill-Jack), also made from the hemp hurd byproduct produced from its hemp processing operations. This second product line is marketed under a branding agreement with Gas Monkey Garage, a well-known brand in the automotive and entertainment sector.

We also generate revenue from rental of our “Cannabis Zoned” (Hemp) warehouse property located in Denver, Colorado currently leased to an unaffiliated hemp seed company.

Liquidity – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the year ended December 31, 2022, the Company used $633 thousand of cash for its operating activities. At December 31, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $5.9 million as compared with its current assets of $917 thousand.

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

Subsequent Events

In January 2023, the Company announced a new strategic direction into sustainable energy projects, starting with bitcoin mining. The Company’s name was changed to Evergreen Sustainable Enterprises, Inc. (“EGSE”) in March 2023. The Company’s existing hemp operations will continue to be maintained as a fully operating wholly-owned subsidiary.

On January 9, 2023, the Company purchased 80% of Toro Energía Sociedad Anonima (“Toro”), a Costa Rican corporation with ownership of a hydroelectric dam located in Costa Rica. The source of approximately one megawatt of power produced from the hydroelectric dam (six generators) will be used to power new Bitcoin mining machines at an extremely low cost. The transaction was completed based on a total enterprise value for Toro of $2.75 million, including seller-financed debt of $985 thousand. The seller-financed debt has a term of 10 years and a 9.5% per annum variable interest rate (based on the prime rate) with straight line amortization.

The purchase price for 80% of Toro’s equity was $1,412,000. These amounts were paid in cash from proceeds of a Secured Promissory Note (“Secured Note”) with Gary C. Evans, CEO of the Company (‘Evans”). Under the terms of the Secured Note, (a) the Company and Evans restructured (i) the Subordinated Promissory Note, dated November 20, 2020 and (ii) Convertible Promissory Note, dated July 20, 2021, such that all accrued and unpaid interest on each note were rolled into a new Secured Note, (b) Evans lent the Company $500 thousand on January 9, 2023 and $969 thousand on January 10, 2023. The Secured Note has a maturity date of July 15, 2023 and bears interest at the rate of 10.00% per annum. The Secured Note has a conversion feature which permits Evans to convert at the Maturity Date then outstanding principal and interest at a conversion price of $0.275 (the closing price of the Company’s stock on January 9, 2023).

The Toro Dam is located approximately 25 miles from San Jose between two volcano craters. The site generates all its energy from green resources with a proven 98% run time over the many years it has been in operation and has a full-time staff in place under a new Operating & Maintenance Agreement.

Hydroelectric power is a clean and renewable energy source that is used to generate electricity by harnessing the energy of falling water and can provide a reliable and a very cost-effective source of energy for bitcoin mining operations. Hydroelectric power can help reduce the carbon footprint of cryptocurrency mining, as many cryptocurrencies are produced using fossil fuels, which continues to contribute to greenhouse gas emissions and climate change. By using hydroelectric power, bitcoin mining can be made more environmentally friendly and sustainable and can help improve the stability and reliability of cryptocurrency networks. Hydroelectric power is a relatively stable and reliable source of energy, compared to other sources such as coal or fossil fuels, which can be prone to price fluctuations and supply disruptions. The Company has committed to acquire and made financial payments for the purchase of 240 new Bitmain S19J Pro+ ASIC miners that will be deployed at the Toro Dam sometime in the first quarter of 2023.

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

We currently intend to generate revenue from Bitcoin mining.

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

Discontinued Oil & Gas Activities

As of December 31, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Results of Operations

Years Ended December 31, 2022 and 2021

The net loss attributable to Evergreen Sustainable Enterprises for the year ended December 31, 2022 was $7.0 million as compared with a net loss attributable to Evergreen Sustainable Enterprises of $9.8 million for 2021. The net loss attributable to Evergreen Sustainable Enterprises for 2022 includes $4.8 million of stock-based compensation expense, $407 thousand for a non-cash impairment charge and $1.0 million for depreciation and amortization largely due to the Halcyon acquisition. Excluding these non-cash items, the Company’s cash loss was $852 thousand in 2022 as compared with a cash loss of $3.9 million for 2021. We processed larger volumes of hemp in 2022 as compared with 2021 resulting in greater gross profits from these operations. We also received $501 thousand for settlements from two lawsuits during 2022.

The Company reports its oil & gas activities as discontinued operations. Loss from discontinued operations was $60 thousand for the year ended December 31, 2022 as compared with a loss of $32 thousand in 2021.

Revenue. Total revenue for 2022 was $2.6 million as compared with $674 thousand for 2021.

Our hemp processing operations are typically limited during the first half of each year until harvest. In 2022, we commenced hemp processing in June and remained fully operational through late-December 2022. We processed 6.1 million pounds of hemp biomass for total revenues of $2.5 million. In 2021, we commenced hemp processing operations in the third quarter. We had revenues of $592 thousand for the processing of approximately 2.1 million pounds of hemp biomass.

In 2022, we sold about 30% of our on-hand inventory of processed hemp biomass for $100 thousand. We took this inventory in-kind from a customer in late-2021. We are holding the remaining inventory for sale at a later date.

Rental revenue was $90 thousand in 2022 as compared with $82 thousand in 2021. The Company’s Denver warehouse is presently leased through August 1, 2023 for $7.5 thousand per month plus certain other expenses.

Cost of Revenue. Cost of revenue was $1.0 million for 2022 as compared with $653 thousand for 2021 and consisted of direct labor, supplies and overhead for the Company’s post-harvest and midstream services operations. Our gross margin on post-harvest processing and midstream services was 59% in 2022 as compared with -10% for 2021. The negative margin on this business in 2021 was caused by holding costs and limited staffing needed until the annual harvest and processing commenced in August 2021. In 2022, we took steps to reduce operating costs by idling our facilities until processing commenced in June 2022.

Depreciation and Amortization. Depreciation and amortization expense totaled $1.0 million in 2022 as compared with $1.3 million for 2021. Intangible assets consist of customer relationships and non-compete agreements acquired in the acquisition of certain assets of Halcyon. Amortization of these intangibles was $586 thousand in 2022 and $818 thousand in 2021. Future amortization expense in each of the next five years are expected to be $419 thousand for 2023, $278 thousand for 2024, $194 thousand for 2025, $130 thousand for 2026 and $86 thousand for 2027.

General and Administrative Expense. General and administrative expenses totaled $7.1 million for the year ended December 31, 2022 as compared with $7.8 million in 2021. The reduction was principally a result of lower cash compensation expense in 2022. In 2021, bonus compensation totaling $610 thousand was paid to our CEO for successful completion of the Halcyon acquisition. Non-cash stock-based compensation expense was $4.8 million in 2022 as compared with $4.5 million in 2021.

Other Income/Expense. Interest expense was $501 thousand in 2022 and $708 thousand in 2021. Amortization of debt discounts was $327 thousand higher in 2021 than in 2022. These debt discounts were incurred from the initial issuance of debt with stock or warrants.

Other income for 2022 includes $501 thousand received for settlements from two lawsuits during 2022. In 2021, other income of $25 thousand was recognized for forgiveness of the Company’s PPP Loan principal and interest thereon.

Loss from Discontinued Operations. In 2022, we recognized a loss from discontinued operations of $60 thousand as compared with a loss of $32 thousand in 2021. The major classes of line items constituting the loss on discontinued operations is presented in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Discontinued Operations.” Until we fully dispose of our remaining oil & gas property interests, we expect lower future revenues and costs as production activities have declined substantially. We do not anticipate making future investment of growth capital into these properties. In 2019, the Company’s oil and gas properties became impaired and the carrying amount of the properties was expensed due to the market decline and the Company’s determination to exit the oil and gas business.

Liquidity and Capital Resources

Our primary source of cash from continuing operations includes post-harvest and midstream services and rental revenue. Our primary uses of cash include our operating costs, general and administrative expenses and merger and acquisition expenses.

Cash flow information from continuing operations for 2022 was as follows:

●	Cash used in operating activities was $633 thousand million principally due to the net loss adjusted for non-cash items.

●	No cash was used for investing activities in 2022.

●	Net cash from financing activities totaled $887 thousand. This amount included $1.3 million of cash inflows from the proceeds from notes payable. We used $407 thousand of cash for repayment of outstanding indebtedness.

We used $3 thousand of cash for discontinued operations in 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

Indebtedness

The Company’s indebtedness at December 31, 2022 is presented in Item I, “Financial Statements – Note 5 – Notes Payable – Related Parties” and in Item I, “Financial Statements—Note 6—Other Indebtedness.”

 Subsequently, the Company received advances under new and existing note arrangements. Refer to Item I, “Financial Statements—Note 15 – Subsequent Events.”

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evergreen Sustainable Enterprises, Inc. (formerly Generation Hemp, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evergreen Sustainable Enterprises, Inc. (formerly Generation Hemp, Inc.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 10, the Company issued 13,850,000 options during the year ended December 31, 2021 with a grant date fair value of $10,525,284. Additionally, the Company issued 1,915,000 options during the year ended December 31, 2022 with a grant date fair value of $576,251. Share-based compensation expense of $4,385,118 and $4,758,257 was recognized in 2021 and 2022, respectively, related to these options based on the vesting terms.

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

Houston, Texas
May 18, 2023

Evergreen Sustainable Enterprises, Inc.

(formerly Generation Hemp, Inc.)

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current Assets:
Cash	$275,506	$20,656
Accounts receivable	470,719	-
Inventories	148,427	212,518
Prepaid expenses	22,143	4,723
Total current assets	916,795	237,897
Property and equipment, net	2,161,952	2,580,662
Operating lease right-of-use asset	161,827	263,065
Intangible assets, net	1,271,398	1,857,908
Goodwill	799,888	799,888
Other assets	2,060	407,000
Total Assets	$5,313,920	$6,146,420

Liabilities and Equity (Deficit)
Current Liabilities:
Accounts payable	$686,297	$883,485
Accrued liabilities	767,396	410,990
Payables to related parties	591,574	204,007
Operating lease liability - related party	111,839	101,238
Notes payable – related parties	3,322,620	2,183,551
Other indebtedness - current	250,002	501,668
Current liabilities of discontinued operations held for sale	166,186	153,482
Total current liabilities	5,895,914	4,438,421
Operating lease liability - related party, net of current portion	49,988	161,827
Long-term liabilities of discontinued operations held for sale	207,197	162,948
Total liabilities	6,153,099	4,763,196

Commitments and contingencies

Series B redeemable preferred stock, no par value, $10,000 stated value, 300 shares authorized, 118 shares issued and outstanding at December 31, 2022 and 2021	591,558	591,558

Equity (Deficit):
Preferred stock, $0.00001 par value; 200,000,000 shares authorized, none outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 shares authorized, 113,204,002 and 113,094,002 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,132	1,131
Additional paid-in capital	34,029,851	29,150,258
Accumulated deficit	(35,230,018)	(28,118,245)
Evergreen Sustainable Enterprises equity (deficit)	(1,199,035)	1,033,144
Noncontrolling interest	(231,702)	(241,478)
Total equity (deficit)	(1,430,737)	791,666
Total Liabilities and Equity (Deficit)	$5,313,920	$6,146,420

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Sustainable Enterprises, Inc.

(formerly Generation Hemp, Inc.)

Consolidated Statements of Operations

	For the year ended December 31,
	2022	2021
Revenue:
Post-harvest and midstream services	$2,505,590	$592,024
Rental	90,000	82,500
Total revenue	2,595,590	674,524

Costs and Expenses:
Cost of revenue (exclusive of items shown separately below)	1,016,930	652,521
Depreciation and amortization	1,005,220	1,340,425
Impairment expense	407,000	-
General and administrative	7,128,421	7,803,196
Total costs and expenses	9,557,571	9,796,142

Operating loss	(6,961,981)	(9,121,618)

Other expense (income):
Other income	(500,905)	(25,424)
Change in fair value of marketable security	-	(11,770)
Interest expense	501,146	708,338
Total other expense (income)	241	671,144
Loss from continuing operations	(6,962,222)	(9,792,762)
Income (loss) from discontinued operations	(59,773)	(32,213)
Net loss	$(7,021,995)	$(9,824,975)
Less: net income (loss) attributable to noncontrolling interests	9,776	(2,247)
Net loss attributable to Evergreen Sustainable Enterprises	$(7,031,771)	$(9,822,728)
Earnings (loss) per common share:
Loss from continuing operations
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)
Loss from discontinued operations
Basic	$-	$-
Diluted	$-	$-
Earnings (loss) per share
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Sustainable Enterprises, Inc.

(formerly Generation Hemp, Inc.)

Statements of Changes in Stockholders’ Equity (Deficit)

	Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance at January 1, 2021	135	$729,058	6,328,948	$4,975,503	17,380,317	$6,083,480	$4,436,018	$(18,220,705)	$(239,231)	$(2,964,935)
Acquisition of Certain Assets of Halcyon Thruput, LLC	-	-	-	-	6,250,000	2,500,000	-	-	-	2,500,000
Issuances of common stock units	-	-	-	-	1,758,333	136,717	838,283	-	-	975,000
Warrant exercises	-	-	-	-	9,494,316	4,771,679	(1,429,679)	-	-	3,342,000
Issuance of common shares for Convertible Promissory Note	-	-	-	-	618,660	217,769	-	-	-	217,769
Issuance of common shares for Senior Secured Promissory Note	-	-	-	-	1,000,000	1,942,500	-	-	-	1,942,500
Common shares issued to vendor for services	-	-	-	-	125,000	117,500	-	-	-	117,500
Issuance of common shares for extension of secured note	-	-	-	-	20,000	18,000	-	-	-	18,000
Change in common stock par value due to change in corporate domicile	-	-	-	-	-	(15,868,273)	15,868,273	-	-	-
Conversion of Series A preferred stock			(6,328,948)	(4,975,503)	75,947,376	759	4,974,744	-	-	-
Series B preferred stock redemptions	(17)	(137,500)	-	-	-	-	-	-	-	-
Series B preferred stock dividend	-	-	-	-	-	-	-	(74,812)	-	(74,812)
Stock-based compensation	-	-	-	-	500,000	81,000	4,462,619	-	-	4,543,619
Net loss	-	-	-	-	-	-	-	(9,822,728)	(2,247)	(9,824,975)

Balance at December 31, 2021	118	591,558	-	-	113,094,002	1,131	29,150,258	(28,118,245)	(241,478)	791,666
Issuance of common shares for extension of secured note	-	-	-	-	110,000	1	52,580	-	-	52,581
Modification of warrants for extension of promissory note to investor							68,756			68,756
Series B preferred stock dividend	-	-	-	-	-	-	-	(80,002)	-	(80,002)
Stock-based compensation	-	-	-	-	-	-	4,758,257	-	-	4,758,257
Net loss	-	-	-	-	-	-	-	(7,031,771)	9,776	(7,021,995)
Balance at December 31, 2022	118	$591,558	-	$-	113,204,002	$1,132	$34,029,851	$(35,230,018)	$(231,702)	$(1,430,737)

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Sustainable Enterprises, Inc.

(formerly Generation Hemp, Inc.)

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(7,021,995)	$(9,824,975)
Loss from discontinued operations	(59,773)	(32,213)
Net loss from continuing operations	(6,962,222)	(9,792,762)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	1,005,220	1,340,425
Impairment expense	407,000	-
Amortization of debt discount	52,581	380,282
Stock-based compensation	4,758,257	4,543,619
Common shares issued to vendor for services	-	117,500
Modification of warrants for extension of promissory note to investor	68,756	-
Other income - PPP Loan forgiveness	-	(25,424)
Loss on disposal of property and equipment	-	6,938
Change in fair value of marketable securities	-	(11,770)
Changes in operating assets and liabilities:
Accounts receivable	(470,719)	75,470
Inventories	64,091	(212,518)
Prepaid expenses and other assets	(19,480)	(4,723)
Accounts payable and accrued liabilities	466,783	85,939
Net cash from operating activities – continuing operations	(629,733)	(3,497,024)
Net cash from operating activities – discontinued operations	(2,820)	-
Net cash from operating activities	(632,553)	(3,497,024)
Cash Flows From Investing Activities
Capital expenditures	-	(77,715)
Acquisition of certain assets of Halcyon Thruput, LLC, net of acquired cash of $224,530	-	(1,525,470)
Proceeds from sale of investment in common stock	-	34,847
Net cash from investing activities – continuing operations	-	(1,568,338)
Cash Flows From Financing Activities
Issuance of common stock units	-	925,000
Redemptions of Series B preferred stock		(137,500)
Series B preferred stock dividends paid		(16,500)
Proceeds from warrant exercises	-	3,342,000
Repayment of Halcyon bank note	-	(995,614)
Proceeds from notes payable - related parties	1,294,069	-
Repayments of notes payable - related parties	(105,000)	-
Proceeds from subordinated notes	-	410,000
Repayment of subordinated notes	(50,000)	(1,100,000)
Payment of mortgage payable	(251,666)	(117,793)
Net cash from financing activities – continuing operations	887,403	2,309,593
Net change in cash	254,850	(2,755,769)
Cash, beginning of period	20,656	2,776,425
Cash, end of period	$275,506	$20,656

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen Sustainable Enterprises, Inc.

(formerly Generation Hemp, Inc.)

Notes to Consolidated Financial Statements

1. Business

Evergreen Sustainable Enterprises, Inc. (formerly Generation Hemp, Inc.) (the “Company”) was incorporated on August 21, 2021 in the State of Delaware. The Company was originally incorporated as Home Treasure Finders, Inc. (“HTF”) on July 28, 2008 in the State of Colorado. On November 27, 2019, HTF purchased approximately 94% of the common stock of Energy Hunter Resources, Inc. (“EHR”) in a series of transactions accounted for as a reverse merger. Upon closing, HTF changed its name to Generation Hemp, Inc. In March 2023, the Company changed its name to Evergreen Sustainable Enterprises, Inc.

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

As of December 31, 2022, EHR held an approximate 8% working interest in an oil & gas property located in Cochran County, Texas within the Slaughter-Levelland Field of the San Andres formation in the Northwest Shelf of West Texas. EHR’s oil & gas activities are currently held for sale and are presented in these consolidated financial statements as discontinued operations for each of the periods presented.

Our management team has been and continues to actively review acquisition candidates involved in the hemp industry that operate within a number of vertical businesses, predominantly within the midstream sector that are attractive to us and are within the hemp supply chain. Additionally, the Company has been studying the Bitcoin mining space and in January 2023 announced a new strategic initiative in this area and commenced bitcoin operations. Refer to Note 15 for more discussion.

Liquidity and Going Concern – The Company is dependent upon obtaining additional funding to continue ongoing operations and to pursue its strategy and execute its acquisition plans.

In the year ended December 31, 2022, the Company used $633 thousand of cash for its operating activities. At December 31, 2022, the Company’s current liabilities, including financing obligations due within one year, totaled $5.9 million as compared with its current assets of $917 thousand.

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

Revenue Recognition – Post-harvest and midstream services revenue is typically determined based on volumes processed at agreed-upon contractual prices and is recognized at the point in time when performance obligations under the terms of a contract with our customers are satisfied. This occurs when control of the product is transferred to our customers upon completion of our processing.

Rental revenue is recognized based on the contractual cash rental payments for the period.

Cash – The Company maintains its deposits of cash in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Inventories – Inventories consist of processed hemp product and are stated at the lower of cost or net realizable value. Cost, which includes the cost of raw materials, labor and overhead, is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.

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

Intangible Assets – Finite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Intangible assets consist of customer relationships and non-compete agreements acquired in the acquisition of certain assets of Halcyon.

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

Noncontrolling Interest – Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of December 31, 2022 and 2021, minority investors owned approximately 6% of EHR.

Stock-based Compensation – We account for stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2022 or 2021. Income tax returns we file may be routinely examined by tax authorities. The statute of limitations is currently open for tax returns filed after 2018.

The Company is subject to the Texas margin tax; however, tax expense was zero for the years ended December 31, 2022 and 2021.

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

Major Customer and Concentration of Credit Risk – We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of December 31, 2022 or 2021.

During 2022, one customer accounted for approximately 96% of our post-harvest and midstream services revenue. Amounts due from this customer represented all of our accounts receivable at December 31, 2022. During 2021, one customer accounted for approximately 91% of our post-harvest and midstream services revenue. No amounts were due from this customer at December 31, 2021.

Our rental revenue is derived from a single lessee on a commercial warehouse owned by the Company. There were no amounts due from this customer at December 31, 2022 or 2021.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021. The standard allows for either modified or full retrospective transition methods. The Company adopted this standard on January 1, 2022. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following:

	Useful	December 31,
	Life (yrs)	2022	2021
Land		$96,000	$96,000
Warehouse	30	916,500	916,500
Leasehold Improvements	3	473,601	473,601
Machinery and equipment	5-7	1,506,447	1,506,447
Vehicles	4	149,440	149,440
Computer equipment and software	3	46,825	46,825
Office furniture and equipment	3-5	17,294	17,294

Subtotal		3,206,107	3,206,107
Less accumulated depreciation and amortization		(1,044,155)	(625,445)
Total property and equipment, net		$2,161,952	$2,580,662

4. Intangible and Other Assets

The following table summarizes information related to finite-lived intangible assets:

	December 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$2,612,649	$(1,362,311)	$1,250,338	$2,612,649	$(796,858)	$1,815,791
Non-competition agreements	63,176	(42,116)	21,060	63,176	(21,059)	42,117
Total	$2,675,825	$(1,404,427)	$1,271,398	$2,675,825	$(817,917)	$1,857,908

Future amortization expense for intangible assets in each of the next five years are expected to be $419 thousand for 2023, $278 thousand for 2024, $194 thousand for 2025, $130 thousand for 2026 and $86 thousand for 2027.

Other assets included $407,000 at December 31, 2021 for the Company’s option to purchase the facility located in Hopkinsville, Kentucky leased from Halcyon. Under this agreement, the Company had the option to purchase the facility on or before August 25, 2022, as amended, for a purchase price of $993 thousand. This agreement was not renewed upon its expiration. Impairment expense totaling $407 thousand was recognized in the third quarter of 2022 as a result.

5. Notes Payable – Related Parties

Notes payable – related parties consisted of the following:

	December 31,
	2022	2021
Subordinated Promissory Note to CEO	$523,551	$523,551
Convertible Promissory Note to CEO	1,107,069	410,000
Secured Promissory Note to Coventry Asset Management, LTD.	1,000,000	1,000,000
Subordinated Promissory Note to Investor	200,000	250,000
Promissory Note to Investment Hunter, LLC	492,000	-
Total notes payable – related parties	$3,322,620	$2,183,551

Subordinated Promissory Note to CEO – Our CEO made advances to the Company during 2020 under a subordinated promissory note in the amount of $524 thousand initially due September 30, 2021. This note was amended to a new maturity date of January 1, 2023. The note bore interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $60 thousand at December 31, 2022. In January 2023, the amounts due under this note were restructured and rolled into a new Secured Promissory Note from our CEO (see Note 15).

Convertible Promissory Note to CEO – In 2021, our CEO made advances totaling $410 thousand to the Company under a convertible promissory note. Additional advances made in 2022 totaled $697 thousand. The convertible note initially matured on January 1, 2022 but was subsequently amended to extend the maturity date to January 1, 2023. The note bore interest at 10%. The principal and interest due on the convertible note were convertible, at the option of the holder, into restricted shares of the Company’s common stock at an initial conversion price of $0.50 per share but that was lowered in July 2022 to $0.30 per share. Accrued interest on this convertible promissory note totaled $107 thousand at December 31, 2022. In January 2023, the amounts due under this note were restructured and rolled into a new Secured Promissory Note from our CEO (see Note 15).

Secured Promissory Note and Warrants to Coventry Asset Management, LTD. – On December 30, 2020, the Company received proceeds from issuance of a secured promissory note in principal amount of $1 million to Coventry Asset Management, LTD, a Company stockholder. The promissory note is secured by the property acquired in the acquisition of certain assets of Halcyon. The unpaid balance of the secured promissory note bears interest at a rate of 14% per annum. The promissory note has been extended seven times including the issuance of 20,000 restricted common shares as extension fees each for the first five extensions and the issuance of 50,000 restricted common shares for the last two extensions. The maturity date of the promissory note is December 31, 2023, as amended. If before December 31, 2023, the Company raises new equity capital of $5 million or more, then the full amount outstanding under the promissory note is due within five days. As amended, principal payments of $250 thousand each are due June 1, 2023 and August 31, 2023. Accrued interest on this secured note totaled $200 thousand at December 31, 2022.

Subordinated Promissory Note and Warrants to Investor – On December 30, 2020, the Company issued a subordinated promissory note in principal amount of $500 thousand to an accredited investor who is also a Company stockholder. The Company previously made principal payment totaling $300 thousand. The unpaid balance of the Subordinated Note bears interest at a rate of 10% per annum. The subordinated note principal together with accrued and unpaid interest was due, as previously amended, on March 31, 2022 but was extended to June 30, 2022. On March 1, 2023, the Company paid $240 thousand in full repayment of this note and accrued interest thereon.

The holder of the subordinated note received a warrant to purchase 500 thousand shares of common stock exercisable for cash at an exercise price of $0.352 per share. As consideration for the April 2022 extension, the term of this warrant was extended by one year to December 30, 2023. The Company recognized $69 thousand of interest expense in 2022 for the modification related to this extension of the warrant term.

Promissory Note to Investment Hunter, LLC – In 2022, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $492 thousand to the Company under a promissory note due January 1, 2023, as amended. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum. Accrued interest on this subordinated promissory note totaled $43 thousand at December 31, 2022.

6. Other Indebtedness

Mortgage Payable and Operating Lease –The Company is obligated under a mortgage payable dated September 15, 2014 secured by its warehouse property located in Denver, Colorado. The note has been amended a number of times to a maturity date of October 1, 2023. In the latest extension, the Company made a principal payment of $25 thousand plus accrued interest in January 2023 and agreed to make seven additional monthly principal payments of $25 thousand plus accrued interest each beginning on March 1, 2023. A final payment of $50 thousand plus accrued interest is due at maturity. The interest rate on the mortgage payable is 12%. If before the final maturity of the mortgage payable, the Company raises new equity capital of $5 million or more, then the full amount outstanding is due within ten days.

The Company leases the Denver warehouse property to a tenant under an operating lease which was renewed with a new tenant and extended to August 1, 2023 for a monthly rent of $7.5 thousand. The lease requires a true-up with the tenant for property taxes and insurance paid by the Company and requires the tenant to maintain the interior and exterior of the warehouse (except for the roof). The lease provides for a rent abatement in the first and last month of the contracted extension. Minimum future rents for 2023 are $52 thousand.

Paycheck Protection Program Loan – Congress created the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide forgivable loans to eligible small businesses facing economic hardship to retain U.S. employees on their payroll during the Coronavirus Disease 2019 (“COVID-19”) pandemic. PPP loan recipients may be eligible to have their loans forgiven if the funds were used for eligible expenses. On April 29, 2020, we received disbursement of an approved PPP loan in the amount of $25 thousand. The Company received notice that the PPP Loan principal and interest thereon was fully forgiven on April 20, 2021.

7. Leases

Office Space – The Company leases office space in Fort Worth, Texas for managerial offices. This lease requires monthly payments of $2 thousand and is month-to-month. Lease expense for this facility totaled $24 thousand for 2022 and $22 thousand for 2021.

Hemp Processing Operating Facility – The Company leases its operating facility in Kentucky from Oz Capital, LLC, a related party, under a lease expiring May 31, 2024. The lease provides for monthly payments of $10 thousand. Oz Capital, LLC is responsible for all taxes and maintenance under the lease. Lease expense for this facility totaled $123 thousand for 2022 and $119 thousand for 2021. A right-of-use asset and lease liability is recorded for this lease. As the lease does not provide an implicit rate, the Company used its estimated incremental borrowing rate of 10% in determining the present value of the lease payments.

Future Bitcoin Mining Premises – In 2022, the Company entered a five-year commercial lease for land and premises in Arkansas. We expect to use these premises as a future Bitcoin mining location because of its favorable power rates and land availability. The lease commences once the Company begins receiving power for its operations conducted at the location. The monthly rent will vary from a minimum of $1 thousand per megawatt of power usage monthly up to $4 thousand per megawatt monthly depending on the average power usage over a trailing 90-day period and the price of bitcoin. We anticipate commencing operations at the leased premises in 2023.

8. Commitments and Contingencies

Litigation – From time to time, we are subject to various litigation and other claims in the normal course of business. Below is a discussion of specific matters. We cannot estimate the ultimate outcome of these matters.

Evergreen Sustainable Enterprises, Inc. (formerly Generation Hemp, Inc.) v. Colorado Mill Equipment, LLC

The defendant sold to the Company a faulty piece of equipment for $16 thousand and will not refund to the Company the purchase price after repeated attempts to return their equipment. An original lawsuit filed by the Company against Colorado Mill Equipment in January 2022 in Dallas County was subsequently dismissed due to jurisdiction. A second lawsuit was subsequently filed in El Paso County, Colorado and is currently pending.

Halcyon Thruput, LLC, Plaintiff v. United National Insurance Company, Defendant, United States District Court for the Northern District of Texas, Dallas Division, Case No. 3:21-CV-3136-K

Halcyon Thruput, LLC (Halcyon) obtained an all-risks commercial insurance policy, including an Equipment Breakdown Endorsement (Policy) from United National Insurance Company (UNIC) to provide substantial coverages for Halcyon Thruput LLC’s (Halcyon) $1.2 million hemp processing dryer (Dryer) at its facility in Hopkinsville, Kentucky. During the Policy period, the Dryer caught fire due to the Dryer being defectively designed.

While UNIC has paid a number of Halcyon’s claims, Halcyon’s claim for the cost of the replacement Dryer of $1.5 million was denied as described below.

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

Halcyon’s suit against UNIC, which was removed to federal court, seeks over $1 million plus statutory interest on that sum from August 10, 2020 for violating the Texas Insurance Code’s requirement that claims be promptly paid, additional statutory penalties, and attorneys’ fees. Certain documents have been executed between the Company, Halcyon and legal counsel, which provide for a sharing of costs and expenses and awards, if any, against UNIC. Mediation of the case was held in April 2022 where no agreement was reached by the parties. Depositions of the Company’s expert witnesses were completed in July 2022 and of UNIC’s representatives in September 2022.

In August 2022, the Company received a second payment from UNIC of $357 thousand as a partial settlement of this claim, which amount was reported as other income in the consolidated financial statements.

JDONE, LLC v. Grand Traverse Holdings, LLC and John Gallegos, Denver District Court Case No. 2019CV33723

JDONE, LLC (“JDONE”), a wholly owned subsidiary of the Company and landlord of a commercial warehouse building in Denver, brought suit against Grand Traverse Holdings, LLC for default of its commercial lease of the warehouse from JDONE. This case settled in October 2022 and the Company received $122 thousand from the defendant, which amount was reported as other income in the consolidated financial statements.

KBSIII Tower at Lake Carolyn, LLC and Prime US-Tower at Lake Carolyn, LLC (collectively – “KBSIII”) v. Energy Hunter Resources, Inc.

Plaintiff/Counterdefendant KBSIII was seeking lost rent on office space for periods after EHR vacated office premises located in Las Colinas, Texas. EHR filed a counter suit alleging specific damages due to uninhabitable premises of the office space due to the intolerable conduct of other tenants located on the same floor. On December 23, 2020, the trial court entered a summary judgment against EHR for $231 thousand. The judgment provides for post-judgment interest at a rate of 5% per annum until paid and further provides for additional amounts owed should EHR pursue unsuccessful appeals to higher courts. At December 31, 2022, the Company had accrued $253 thousand for this judgment, which is exclusively an EHR obligation.

Ogborn-Mihm, LLP v. Evergreen Sustainable Enterprises, Inc. (formerly Generation Hemp, Inc.), JDONE, LLC and Gary C. Evans

The Company was recently made aware of litigation filed against it in the District Court of Denver from a law firm which was previously engaged by the Company. While none of the parties have been officially served, the alleged amount being sought from the Company is less than $50,000.

9. Income Taxes

No amounts were recorded for income tax expense during the years ended December 31, 2022 or 2021. A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	$(1,462,067)	$(2,056,480)
State income taxes, net	(141,438)	(198,940)
Change in valuation allowance	1,630,110	3,655,210
Change in state tax rates	-	(178,644)
True-up of prior year deferred items	-	(929,450)
Other, net	(26,605)	(291,696)
Total income tax expense	$-	$-

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2022	2021
Assets:
Net operating loss carryforwards	$5,471,098	$4,960,487
Stock-based compensation	2,142,362	1,046,464
Property and equipment	(24,310)	33,803
Intangible assets	216,726	135,012
Subtotal	7,805,876	6,175,766
Valuation allowance	(7,805,876)	(6,175,766)
Net deferred tax asset	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of approximately $23.8 million at December 31, 2022, of which approximately $6.5 million begin to expire in 2034 and the remainder have no expiration. The Company estimates that a majority of its NOL carryforwards are subject to annual limitations under Internal Revenue Code Section 382 as a result of ownership changes at various times including in the Transaction. These NOL carryforwards may never be utilized by the Company.

The Company is delinquent in filing its 2021 Federal and state tax returns.

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

Series B Preferred Stock Units – On December 30, 2020, the Company sold to certain accredited investors, including Gary C. Evans, our Chief Executive Officer, an aggregate of 135 preferred stock units comprised of (i) one share of Series B Redeemable Convertible Preferred Stock, no par value, and (ii) one warrant exercisable for 50 thousand shares of common stock of the Company until December 30, 2022 at an exercise price of $0.352 per share.

The sale of the preferred stock units for $10 thousand each resulted in aggregate gross proceeds of approximately $1.35 million, before deducting estimated offering expenses payable by the Company. Substantially all of the proceeds raised in the offering were used to fund the acquisition of assets of Halcyon, expenses related thereto and for general corporate purposes.

Each share of Series B Preferred Stock is initially convertible into 25,000 shares of common stock, subject to adjustment. Holders of Series B Preferred Stock are entitled to receive dividends of 6.00% per annum based on the stated value equal to $10 thousand per share. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the related certificate of designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of its common stock, (e) enter into any agreement with respect to any of the foregoing, or (f) pay cash dividends or distributions on any equity securities of the Company other than pursuant to the terms of the outstanding Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Any or all of the Series B Preferred Stock may be converted, at their holder’s option, into 25,000 shares of common stock, as adjusted for any stock dividends, splits, combinations or similar events.

At any time after the occurrence of a “Qualifying Event,” the Company, upon 5-day written notice, shall have the right to cause each share of Series B Preferred Stock (and all accrued in-kind dividends with respect thereto) to be converted into common stock. For purposes of this automatic conversion of the Series B Preferred Stock, a “Qualifying Event” shall have occurred if (A) (1) the rolling five-trading day volume-weighted average trading price of shares of the common stock exceeds $1.00, and (2) there shall be an effective registration statement under the Securities Act of 1933, as amended covering all of the shares of common stock which would be issuable upon conversion of all of the outstanding shares of Series B Preferred Stock or (B) the Company closes a firm commitment underwriting of the common stock on a Form S-1 Registration Statement with aggregate gross proceeds of at least $5 million at a price per share equal to or greater than $1.00. In each instance, a conversion may not be made unless the Company has filed an amendment to its Articles of Incorporation effecting an increase in its authorized common stock so that the Company has a sufficient number of authorized and unissued shares of common stock so as to permit the conversion of all outstanding shares.

The Series B Preferred Stock may be redeemed by the Company for its stated value, plus accrued and unpaid dividends, at any time. Initially, redemption payments of 12.5% each of the total amount of Series B Preferred Stock then outstanding plus accrued dividends were due from the Company to each Holder of Series B Preferred Stock at the end of each calendar quarter of 2021. The first required redemption payments totaling $137 thousand were made in April 2021. In May, June and October of 2021, the three holders of the Series B Preferred Stock, including the Company’s chief executive officer, entered into transactions in which they accepted the mandatory redemption payment required pursuant to the Series B Preferred Stock certificate of designation in a number of Series B Units to effectively waive the redemption requirement. All other terms of the Series B Units remain unchanged and the holders’ ownership interest in the Series B Preferred Units remains the same as it was before such transactions.

Common Stock – At December 31, 2022, the Company had 113,204,002 common shares outstanding. Following is a discussion of common stock issuances during the periods presented:

●	Acquisition of Certain Assets of Halcyon – In January 2021, the Company issued 6,250,000 shares of common stock valued at $2.5 million ($0.40 per share; restricted from trading for a period of up to one year) in the acquisition.

●	2021 First Quarter Issuances of Common Stock Units – In the first quarter of 2021, the Company issued 800,000 common stock units for total proceeds of $400,000. Each common stock unit consisted of one share of common stock and a warrant for the purchase of two shares of common stock for $0.50 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including a risk-free interest rate of 0.11% and historical volatility of 272%. A total of $263 thousand was allocated to the warrants and reported in additional paid-in capital.

●	Warrant Exercises – In the first quarter of 2021, the Company received approximately $3 million for the exercise of 8,428,976 outstanding warrants. In the fourth quarter of 2021, the Company received $375 thousand for the exercise of 1,065,340 outstanding warrants.

●	Issuances for Exchange or Conversion of Debt – The Company issued a total of 1,618,660 common shares for the exchange or conversion of outstanding indebtedness totaling $2.2 million in the first quarter of 2021.

●	Issuance to Vendor for Services – In the third quarter of 2021, the Company issued 125,000 common shares valued at $117.5 thousand to a vendor for services performed.

●	Issuance for Extension of Secured Note – The Company issued 20,000 common shares valued at $18 thousand as consideration to extend the maturity of a senior note in the third quarter of 2021.

●	Issuance for Conversion of Series A Preferred Stock – As noted above, in the third quarter of 2021, the Company issued 75,947,376 common shares for the conversion of all outstanding shares of its Series A Preferred Stock.

●	2021 Fourth Quarter Issuances of Common Stock Units – In the fourth quarter of 2021, the Company issued 958,333 common stock units to accredited investors for total proceeds of $575 thousand. Each common stock unit consists of one share of common stock and a warrant for the purchase of one share of common stock for $0.60 each. Each warrant is exercisable any time before its expiration on the second anniversary of its issuance. The Company allocated the total proceeds based on the relative fair values of the common stock and warrants. The fair value of the warrants was determined using an options valuation model with key assumptions including risk-free interest rates ranging from 0.48% to 0.70% and historical volatility ranging from 237% to 258%. A total of $277 thousand was allocated to the warrants and reported in additional paid-in capital..

●	Issuance for Extensions of Secured Note – The Company issued 110,000 common shares valued at $52.6 thousand as consideration for extensions of the maturity of a senior note in 2022. Refer to Note 5.

Common Stock Warrants Outstanding – Following is a summary of warrants outstanding as of December 31, 2022:

	# of Warrants	Price (each)	Expiration Date	Method of Exercise
Issued in December 2020 with subordinated note to investor (1)	500,000	$0.352	December 30, 2023	Cash
Issued in Q1 2021 with common stock units (1)	1,600,000	$0.500	January-February, 2023	Cash
Issued in Q4 2021 with common stock units (1)	958,333	$0.600	October-December, 2023	Cash
Total warrants outstanding at December 31, 2022	3,058,333

(1)	May be redeemed for $0.0001 per warrant at the Company’s option with 30 days advanced notice should the weighted average market price of common stock exceed $1.00 for any five out of seven consecutive trading days with a minimum average daily trading volume for such seven-day period of at least 25,000 shares of common stock.

Following is a summary of outstanding stock warrants activity for the periods presented:

	# of Warrants	Weighted Average Price
Warrants as of January 1, 2021	22,988,632	$0.353
Issued	2,558,333	$0.537
Cancelled	(7,244,316)	$0.352
Exercised	(9,494,316)	$0.352
Warrants as of December 31, 2021	8,808,333	$0.407
Canceled	(5,750,000)	$0.354
Warrants as of December 31, 2022	3,058,333	$0.507

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

In the first quarter of 2021, the Company issued 500,000 restricted shares valued at $155 thousand as incentive compensation to two executives who joined the Company. Compensation expense related to these awards totaled $155 thousand for 2021. These awards became fully vested in January 2022.

In the fourth quarter of 2021, the Company awarded options for 13,850,000 shares of the Company’s common stock as incentive compensation to management and the Board of Directors. One-third of the awarded options vested immediately with the remaining options vesting in two equal annual tranches over the next two years. Vested options may be exercised at any time until their expiration after 10 years at an exercise price of $0.76 per share. Unvested options are forfeited upon termination of service. The fair value of the awards at the date of grant of $10.5 million was determined using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 1.18% to 1.28%, historical volatility ranging from 331% to 643% and an expected life of the stock options ranging from five to six years.

In the third quarter of 2022, the Company awarded options for 1,915,000 shares of the Company’s common stock as incentive compensation to its CEO and board of directors. The awarded options vest over the next three years. Vested options may be exercised at any time until their expiration ranging from eight to 10 years at their exercise prices ranging from $0.30 to $0.33 per share. Unvested options are forfeited upon termination of service. The fair value of the awards at the date of grant of $576 thousand was determined using the Black-Scholes option pricing model. Key assumptions included a risk-free interest rate ranging from 2.87% to 3.03%, historical volatility ranging from 251% to 408% and an expected life of the stock options ranging from four to seven years.

We recognized $4.7 million of compensation expense in 2022 and $1.4 million in 2021 for option awards. As of December 31, 2022, there was $2.0 million of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 17 months.

The following table summarizes options outstanding, as well as activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	-	$-	$-	-
Granted	13,850,000	$0.76	$0.76	-
Outstanding at December 31, 2021	13,850,000	$0.76	$0.76	-
Granted	1,915,000	$0.30	$0.31	-
Outstanding at December 31, 2022	15,765,000	$0.70	$0.71	-

The remaining weighted average contractual life of exercisable options at December 31, 2022 was nine years.

12. Discontinued Operations

In 2019, management determined to fully divest of EHR’s oil and gas activities. As such, these activities are presented as discontinued operations for each of the periods presented. The following is a summary of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale:

	December 31,
	2022	2021
Assets:
Oil and natural gas properties held for sale, at cost	$1,874,849	$1,874,849
Accumulated DD&A	(1,874,849)	(1,874,849)
Total assets of discontinued operations held for sale	$-	$-

Liabilities:
Accrued liabilities	$61,701	$48,997
Asset retirement obligations	52,368	52,368
Revenue payable	52,117	52,117
Current liabilities of discontinued operations held for sale	166,186	153,482
Asset retirement obligations -
Long-term liabilities of discontinued operations held for sale	207,197	162,948
Total liabilities of discontinued operations held for sale	$373,383	$316,430

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	For the year ended December 31,
	2022	2021
Revenue -
Oil and gas sales	$147,828	$116,710

Costs and Expenses:
Lease operating expense	163,352	134,590
Accretion of asset retirement obligations	44,249	14,333
Total costs and expenses	207,601	148,923
Loss from discontinued operations	$(59,773)	$(32,213)

13. Supplemental Cash Flow Information

	For the year ended December 31,
	2022	2021
Cash paid for interest	$68,321	$138,736
Cash paid for taxes	-	-

Noncash investing and financing activities:
Acquisition of certain assets of Halcyon Thruput, LLC
- issuance of common shares	-	2,500,000
- issuance of subordinated note	-	850,000
- assumption of Halcyon bank note	-	995,614
Series B preferred stock dividend payable	80,002	58,312
Issuance of common stock units previously subscribed	-	50,000
Issuances of common shares for exchange or conversion of debt	-	2,160,269
Conversion of Series A preferred stock into common stock	-	4,975,503

14. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	For the year ended December 31,
	2022	2021
Amounts attributable to Generation Hemp:
Numerator
Loss from continuing operations attributable to common stockholders	$(6,975,740)	$(9,792,532)
Income (loss) from discontinued operations	(56,031)	(30,196)
Less: preferred stock dividends	(80,002)	(74,812)
Net loss attributable to common stockholders	$(7,111,773)	$(9,897,540)
Denominator
Weighted average shares used to compute basic EPS	113,163,591	57,159,659
Dilutive effect of convertible note	1,164,773	1,164,773
Dilutive effect of preferred stock	2,950,000	55,075,900
Dilutive effect of common stock options	229,762	709,981
Dilutive effect of common stock warrants	1,320,951	11,022,542
Weighted average shares used to compute diluted EPS	118,829,077	125,132,855
Earnings (loss) per share:
Loss from continuing operations
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)
Loss from discontinued operations
Basic	$-	$-
Diluted	$-	$-
Earnings (loss) per share
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)

The computation of diluted earnings per common share excludes the assumed conversion of the Series B Preferred Stock and outstanding convertible notes and exercise of common stock options and warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

15. Subsequent Events

Issuance of common stock options – In January 2023, the Company issued options for the purchase of 100,000 shares of common stock each to our three directors as board fees for the year. The exercise price of the options is $0.30 and they have a ten year term. One-third of the options vested immediately. The remaining options vest in equal tranches over the next two years.

Commencement of Bitcoin Operations and Acquisition of Toro Energía Sociedad Anonima – In January 2023, the Company announced a new strategic direction into sustainable energy projects, starting with bitcoin mining. The Company’s name was changed to Evergreen Sustainable Enterprises, Inc. (“EGSE”) in March 2023. The Company’s existing operations will continue to be maintained as a fully operating wholly-owned subsidiary.

On January 9, 2023, the Company purchased 80% of Toro Energía Sociedad Anonima (“Toro”), a Costa Rican corporation with ownership of a hydroelectric dam in Costa Rica. The source of approximately one megawatt of power produced from the hydroelectric dam (six generators) will be used to power new Bitcoin mining machines at an extremely low cost. The transaction included seller-financed debt of $985 thousand. The seller-financed debt has a term of 10 years and a 9.5% per annum variable interest rate (based on the prime rate) with straight line amortization. The seller-financed debt is secured by pledge of the Toro Dam.

The purchase price for 80% of Toro’s equity was $1.4 million. These amounts were paid in cash from proceeds of a Secured Promissory Note (“Secured Note”) with the Gary C. Evans, CEO of the Company (‘Evans”). Under the terms of the Secured Note, (a) the Company and Evans restructured (i) the Subordinated Promissory Note dated November 20, 2020 and (ii) Convertible Promissory Note dated July 20, 2021, such that all accrued and unpaid interest on each note were rolled into a new Secured Note, (b) Evans lent the Company $500 thousand on January 9, 2023 and $969 thousand on January 10, 2023. The Secured Note has a maturity date of July 15, 2023 and bears interest at the rate of 10.00% per annum. The Secured Note has a conversion feature which permits Evans to convert at the Maturity Date then outstanding principal and interest at a conversion price of $0.275 (the closing price of the Company’s stock on January 9, 2023).

The Toro Dam is located approximately 25 miles from San Jose between two volcano craters. The site generates all its energy from green resources with a proven 98% run time over the years and has a full-time staff in place under a new Operating & Maintenance Agreement.

Hydroelectric power is a clean and renewable energy source that is used to generate electricity by harnessing the energy of falling water and can provide a reliable and a very cost-effective source of energy for bitcoin mining operations. Hydroelectric power can help reduce the carbon footprint of cryptocurrency mining, as many cryptocurrencies are produced using fossil fuels, which continues to contribute to greenhouse gas emissions and climate change. By using hydroelectric power, bitcoin mining can be made more environmentally friendly and sustainable and can help improve the stability and reliability of cryptocurrency networks. Hydroelectric power is a relatively stable and reliable source of energy, compared to other sources such as coal or fossil fuels, which can be prone to price fluctuations and supply disruptions. The Company has committed to acquire 240 new Bitmain S19J Pro+ ASIC miners that will be deployed at the Toro Dam in the first half of 2023.

Subordinated Promissory Note and Warrants to Investor – As discussed in Note 5, on March 1, 2023, the Company paid $240 thousand in full repayment of this note and accrued interest thereon.

Hemp Processing Operating Facility – The Company’s lease of its operating facility in Kentucky from Oz Capital, LLC, a related party, was amended in January 2023. As amended, the lease payment was increased to $20.5 thousand monthly beginning in March 2023. The lease expiration date of May 31, 2024 was not changed.

Issuance of Series C Preferred Units – In the first quarter of 2023, the Company issued six Series C Preferred Units in a private placement for total proceeds of $300 thousand. Each unit consists of one share of 8.50% Series C Redeemable Convertible Preferred Stock and 5,000 warrants to acquire one share of common stock. Cumulative dividends at 8.5% of the stated value of the Series C Redeemable Convertible Preferred Stock are payable each calendar quarter end in cash or additional shares of Series C Redeemable Convertible Preferred Stock, at the Company’s option.

Each share of Series C Redeemable Convertible Preferred Stock is convertible, at the holder’s option, into 100 thousand shares of our common stock at any time. It is subject to automatic conversion if (a) the rolling five (5)-trading day volume-weighted average trading price of shares of our common stock exceeds $0.75 and (b) there shall be an effective registration statement under the Securities Act of 1933. The conversion ratio may be adjusted for certain dilutive issuances or in the event a dividend is paid on our common stock. The Series C Redeemable Convertible Preferred Stock is redeemable at any time at the Company’s option.

The warrants are exercisable for a cash exercise price of $0.50 per share and expire in three years. The warrants may be redeemed at the Company’s option if after one year from issuance, the trading price of the Company’s common stock exceeds $0.875 over a ten consecutive day trading period having a minimum trading volume of 25 thousand shares daily.

Promissory Note to Investment Hunter, LLC – In the first quarter of 2023, Investment Hunter, LLC, a Texas LLC controlled by our CEO, made advances totaling $300 thousand to the Company.

Secured Promissory Note to a Director and our CEO – On April 19, 2023, Razorback I, LLC, a wholly-owned subsidiary of the Company, borrowed $300 thousand under a secured promissory note from one of our directors and our CEO. Proceeds from the note are expected to be utilized in the acquisition of land in Arkansas to expand bitcoin mining operations.

The promissory note matures on April 15, 2024. Interest accrues at 12% per annum and is due quarterly beginning on July 15, 2023. The holders have the option to convert the outstanding principal and interest into restricted shares at a conversion price of $0.30 per share of common stock.

The secured promissory note is collateralized by a pledge of 100% of the ownership interest of Razorback I, LLC and has been guaranteed by the Company as well.

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

The following reserves schedule sets forth the changes in estimated quantities of proved crude oil reserves:

	Crude Oil (Bbls)	Natural Gas (mcf)	Total (Boe)
Total proved reserves:
Balance at December 31, 2020	19,560	13,850	21,868
Revisions of previous estimates	(10,895)	(13,247)	(13,102)
Production	(1,675)	(603)	(1,776)
Balance at December 31, 2021	6,990	-	6,990
Revisions of previous estimates	178	47	225
Production	(1,508)	(47)	(1,555)
Balance at December 31, 2022	5,660	-	5,660

Proved developed reserves as of:
December 31, 2020	2,660	-	2,660
December 31, 2021	6,990	-	6,990
December 31, 2022	5,660	-	5,660

Proved undeveloped reserves as of:
December 31, 2020	16,900	13,850	19,208
December 31, 2021	-	-	-
December 31, 2022	-	-	-

The decrease in proved quantities for 2021 was due principally to revisions of previous reserve estimates after undeveloped reserves were determined to be non-economic. The decrease in proved quantities for 2022 was due principally to annual production.

Costs Incurred in Oil and Natural Gas Property Acquisitions and Development Activities. Costs incurred by the Company in oil and natural gas acquisitions and development are presented below:

For the year ended December 31,
	2022	2021
Acquisitions:
Proved	$-	$-
Unproved	-	-
Exploration	-	-
Development	-	-
Costs incurred	$-	$-

Capitalized Costs. The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	December 31,
	2022	2021
Proved properties	$621,198	$621,198
Unproved properties	1,253,651	1,253,651
	1,874,849	1,874,849
Accumulated DD&A and impairment	(1,874,849)	(1,874,849)
Total	$-	$-

Future Net Cash Flows. Future cash inflows as of December 31, 2022 and 2021 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation. Future development costs include abandonment and dismantlement costs.

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

	December 31,
	2022	2021
Future cash inflows	$522,560	$454,030
Future production costs	(296,270)	(278,870)
Future development costs	(34,280)	(34,280)
Future income tax expense	-	-
Future net cash flows	192,010	140,880
10% annual discount for estimated timing of cash flows	(88,800)	(72,250)
Discounted future net cash flows	$103,210	$68,630

The following table sets forth the principal sources of change in the discounted future net cash flows:

	December 31,
	2021	2020
Balance, beginning of period	$68,630	$63,760
Sales, net of production costs	15,524	17,880
Net change in prices and production costs	9,984	245,615
Changes in future development costs	-	(226,800)
Revision of quantities	2,209	(38,201)
Accretion of discount	6,863	6,376
Balance, end of period	$103,210	$68,630

*  *  *  *  *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer). Based upon that evaluation, the principal executive officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management identified a material weakness in internal control over financial reporting related to the accounting for business combination transactions. Management has concluded that this deficiency constitutes a material weakness. As a result of the material weakness discussed above, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022. Notwithstanding the material weakness, the Company’s management has concluded that the consolidated financial statements, included in the 2022 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting standards.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Gary C. Evans	65	Chairman of the Board and Chief Executive Officer
Melissa Pagen	47	Senior Vice President, Corporate Development of the Company
Jack Sibley	38	Vice President, Operations of the Company, and Co-CEO of GENH Halcyon
Watt Stephens	38	Vice President, Corporate Development of the Company and Secretary of GENH Halcyon
Joe McClaugherty	71	Lead Director
Gary D. Elliston	69	Director
John Harris	74	Director

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

Throughout his career, Mr. Evans has raised various forms of capital on Wall Street that has exceeded $6 Billion. Mr. Evans serves as a Director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company (Covid-19 Vaccine) with a market capitalization of approximately $20 Billion, where he has previously served as Chairman, CEO and Lead Director. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO’s. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans presently serves on the board of directors of U.S. Antimony, a NYSE listed company. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at both hemp and energy industry conferences and on national television networks around the world on the current affairs of the energy industry.

Melissa Pagen, Senior Vice-President, Corporate Development of the Company. Prior to joining the Company, Melissa Pagen built over twenty years of professional and executive experience in managerial and officer positions in several industries - both in the private and public sectors. With a demonstrated history in consumer goods, business development, investor relations, and industrial technologies, Melissa brings a unique combination of talents to the company. She developed and launched start-up companies in ecommerce, nutraceuticals, and the energy sector. In June 2019, Melissa was brought on by Gary C. Evans to help launch the Company, although her working tenure with Mr. Evans first began in 2013. In October 2019, she was brought on full-time as an officer of the Company.

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

Jack Sibley, Vice President, Corporate Development of the Company, and Co-CEO of GENH Halcyon. Prior to joining the Company, Jack Sibley was a founding partner of OZ Capital, LLC, an Opportunity Zone Investment fund focused on operating businesses within Opportunity Zone designations. In his roll at OZ Capital, Jack oversaw the operations of its portfolio investments, including Halcyon Thruput, an industrial hemp processing company located in Hopkinsville, Kentucky. As an executive, Jack has worked alongside management teams to implement creative, innovative solutions to complex business issues, identify growth verticals and maximize stakeholder value.  Prior to OZ Capital, Jack served as Vice President at Sovrano LLC, a Private Equity company focused in Food & Beverage. Jack also co-founded and served as President of Bamboo Juices, LLC in Atlanta, GA from 2014 - 2016.  He received an MBA from The University of Georgia’s Terry College of Business in 2014 with concentrations in Finance and Marketing.  Jack graduated with a BA in International Affairs from The University of Georgia in 2007.

Watt Stephens, Secretary of GENH Halcyon. Watt began his career as a credit analyst with Frost Bank in 2007, in this role he underwrote countless credit requests in various industries including commercial & industrial, energy and real estate. He then moved into a leadership position being tapped to run business development for a newly formed group focused on complex credit relationships. After almost 10 years at Frost Bank, Watt went back to school to earn his MBA and focus on his goal of launching his own business. In 2018, Watt teamed up with Jack Sibley to form OZ Capital LLC, an opportunity zone focused venture capital fund based in Fort Worth. OZ Capital founded and funded Halcyon Thruput in 2019. Watt and Jack stepped in as Co-CEO’s mid-way through 2020 and subsequently sold the business to the Company at the beginning of 2021. Watt earned his BS ’07 from SMU and MBA ’17 from SMU’s Cox School of Business.

Joe L. McClaugherty, Director. Mr. McClaugherty previously served as a director of Magnum Hunter Resources Corporation from 2006 through 2016 where he served as Lead Director during the last three years of his tenure. Mr. McClaugherty is a senior partner of McClaugherty & Silver, P.C., a full-service firm engaged in the practice of civil law, located in Santa Fe, New Mexico. He has practiced law for 40 years and has had a Martindale-Hubbell rating of AV Preeminent for over 20 years and is a Fellow of the International Academy of Trial Lawyers. Prior to founding McClaugherty& Silver, P.C. in 1992, he was the Managing Partner of the Santa Fe office of Kemp, Smith, Duncan & Hammond, and, earlier, of Rodey, Dickason, Sloan, Akin & Robb. Mr. McClaugherty has served on numerous boards of both international and domestic companies. He received a BBA with Honors from the University of Texas in 1973 and a JD with Honors from the University of Texas School of Law in 1976. He is admitted to the Bars of the State of New Mexico, Texas and Colorado, as well as the Federal Bars of the Districts of New Mexico and Colorado, the Tenth Circuit Court of Appeals and the United States Supreme Court. The Company believes that it benefits from Mr. McClaugherty’s business and law degrees from the University of Texas at Austin, his approximately 40 years of legal experience in a broad-based civil practice and his extensive business experience on boards of both international and domestic companies.

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

Independent Directors

Under NASDAQ Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve-month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of the Effective Date, each of Messrs. McClaugherty, Harris, and Elliston is an “independent director” within the meaning of Nasdaq Marketplace Rule 5605(a)(2). In addition, there are no family relationships among any of the directors or executive officers of the Company.

Committees of the Board of Directors

We have an audit committee, compensation committee and nominating and corporate governance committee of our board of directors and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.

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

Compensation of Named Executive Officers

The following table contains compensation data for our named executive officers for the fiscal years ending December 31, 2022 and 2021:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Total Received(1)

Gary C. Evans	2021	$401,294	610,000	—	$6,079,586	$7,090,880
Chief Executive Officer	2022	400,000	—	—	141,659	541,659

Melissa M. Pagen	2021	$117,000	—	—	$759,948	$876,948
Managing Director, Chief Branding Officer, Corporate Secretary	2022	180,000	—	—	—	180,000

Jack Sibley(2)	2021	$164,904	—	77,500	$569,961	$812,365
Vice President, Corporate Development of the Company, and Co-CEO of GENH Halcyon	2022	175,000	—	—	—	175,000

Watt Stephens(2)	2021	$164,904	—	77,500	$569,961	$812,365
Managing Director, Vice President, Corporate Development of the Company and Secretary of GENH Halcyon	2022	175,000	—	—	—	175,000

(1)	Amount reflects total compensation received for calendar year.

(2)	Mr. Sibley and Mr. Watt joined the Company on January 11, 2021. Each receive a base annual salary of $175,000.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information relating to the unexercised stock options and the unvested stock awards for the Named Executive Officers as of December 31, 2022:

	Stock Option Awards				Restricted Stock Awards
	Number of Securities Underlying				Shares of Restricted Stock
	Unexercised Options		Option	Option	That Have Not Vested
Name	Exercisable	Unvested	Exercise Price	Expiration Date	Number	Market Value

Gary C. Evans	5,333,334	2,666,666	$0.76	10/29/2031	—	$—
	—	475,000	$0.33	08/15/2027	—	$—
Melissa M. Pagen	666,667	333,333	$0.76	10/29/2031	—	$—
Jack Sibley	500,000	250,000	$0.76	10/29/2031	—	$—
Watt Stephens	500,000	250,000	$0.76	10/29/2031	—	$—

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

The following table summarizes the compensation awarded or paid to the members of the board of directors, who were compensated for board service beginning with their election to the board of directors in the fiscal year ended December 31, 2022:

	Nature of Director Fees
Director Name	Director	Committee	Option Awards (1)	Total
Joe McClaugherty	$—	$—	$36,216	$36,216
Gary D. Elliston	—	—	36,216	36,216
John Harris	—	—	36,216	36,216
Gary C. Evans	—	—	—	—

All directors as a group	$—	$—	$108,648	$108,648

(1)	Each of the directors were granted options for the purchase of 120,000 shares of the Company’s common stock in 2022. The awarded options vested vest in three equal annual tranches over three years from issuance. Vested options may be exercised at any time until their expiration after 10 years at an exercise price of $0.30 per share.

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

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: C/O Evergreen Sustainable Enterprises, Inc., 8533 Midway Road, Dallas, Texas 75209.

Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Voting Securities (2)

5% Stockholders:
Satellite Overseas (Holdings) Limited(3)	26,263,144	23.2%

Corey Wiegard	6,254,843	5.5%

OZG Agriculture KY, LP	6,250,000	5.5%

Directors and Named Executive Officers:
Gary C. Evans(4)	38,014,242	33.6%

Melissa Pagen	-	-%

Jack Sibley(5)	6,500,000	5.7%

Watt Stephens(5)	6,500,000	5.7%

Gary Elliston	4,090,909	3.6%

John Harris	284,090	0.3%

Joe McClaugherty	2,027,210	1.8%

All officers and directors as a group	51,166,451	45.2%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the common stock. For each Beneficial Owner listed, any options or convertible securities exercisable or convertible within 60 days have been also included for purposes of calculating their beneficial ownership of outstanding common stock.

(2)	Ownership percentage based on 113,204,002 fully diluted shares of common stock outstanding as calculated on an as-converted basis.

(3)	Satellite Overseas (Holdings) Limited (“SOHL”) is the record holder of these shares of Common Stock. SOHL is a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd. (“Cadila”). Cadila is owned by the IRM Trust. Rajiv I. Modi, Ph. D. and Mrs. Shilaben I. Modi are the trustees of the IRM Trust. As trustees of the IRM Trust, Dr. Modi and Mrs. Modi have shared voting and dispositive power with respect to these shares and, therefore, under rules issued by the Commission may be deemed to be beneficial owners of the shares.

(4)	Includes 1,061,970 shares of common stock owned by Investment Hunter, LLC, a Texas LLC controlled by Gary C. Evans.

(5)	Because of the relationship of Messrs. Sibley and Stephens to OZG Agriculture KY, LP, Messrs. Sibley and Stephens may be deemed indirect beneficial owners of the 6,250,000 shares of common stock owned by OZG Agriculture KY, LP.

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

Advances under Promissory Note – In the first quarter of 2022, Investment Hunter, LLC, a Texas LLC controlled by Gary C. Evans, made advances totaling $439,000 to the Company under a promissory note due June 30, 2022. If the Company raises new equity capital of $3 million or more, then the full amount outstanding under the note is due within five days. The note bears interest at 10% per annum.

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

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Marcum LLP, Houston, Texas, PCAOB Auditor ID 688.

The following table sets forth the fees paid by us for the audit and other services provided by our auditor, Marcum, LLC during the years ended December 31, 2022 and 2021:

	2022	2021
Audit fees (1)	$239,763	$283,050
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$239,763	$283,050

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(b) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

3.3	Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible Voting Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019 (file number 000-176154))

3.4	Certificate of Designation of Rights, Preferences and Limitations of the Series B Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

3.5**	Certificate of Designation of Rights, Preferences and Limitations of the Series C Redeemable Convertible Preferred Stock

4.1	2020 Form of Generation Hemp Warrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

4.2	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

4.4	Description of Securities (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

4.5**	Form of Warrant (2023)

10.1	Deed of Trust, dated September 15, 2014, between JDONE LLC and Thomas S. Yang. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014 (file number 333-176154))

10.2	Promissory Note, dated September 15, 2014, made by JDONE LLC in favor Thomas S. Yang. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2014 (file number 333-176154))

10.3	Amendment No. 1 to Promissory Note and Deed of Trust, dated October 1, 2019, between JDONE LLC, Thomas S. Yang, and Gary C. Evans (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.4	Amendment and Extension Agreement to Promissory Note and Deed of Trust, dated October 1, 2019, between JDONE LLC, Thomas S. Yang, and Gary C. Evan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.5	Amendment and Extension Agreement, dated April 20, 2022, to Promissory Note and Deed of Trust between JDONE LLC, Thomas S. Yang, and Gary C. Evans (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on May 23, 2022 (file number 333-176154))

10.6	Amendment and Extension Agreement, dated July 18, 2022, to Promissory Note and Deed of Trust between JDONE LLC, Thomas S. Yang, and Gary C. Evans (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 19, 2022 (file number 333-176154))

10.7	Secured Promissory Note Amendment and Extension Agreement, dated October 10, 2022, between JDONE LLC, Thomas S. Yang, and Gary C. Evans (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed on November 14, 2022 (file number 333-176154))

10.8	Biomass Tolling Agreement, dated July 11, 2021, but effective as of June 30, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021 (file number 000-55019))

10.9	Toll Processing Agreement, dated June 8, 2021, between GenH Halcyon Acquisition and Bragg Canna, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021 (file number 000-55019))

10.10	Biomass Services Agreement, dated August 11, 2021, between GenH Halcyon Acquisition and Kushco Holdings, Inc (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021 (file number 000-55019))

10.11	Merchandise License Agreement dated February 17, 2022 between Gas Monkey Holdings, LLC and Generation Hemp, Inc (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.12	2020 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.13	Subordinated Promissory Note, dated September 30, 2020, made by Generation Hemp, Inc. in favor of Gary C. Evans (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.14	Amended and Restated Subordinated Promissory Note, dated November 11, 2021, with Gary C. Evans as holder (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 (file number 000-55019))

10.15	Amended and Restated Subordinated Promissory Note, dated January 1, 2022, with Gary C. Evans as holder (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.16	Amended and Restated Subordinated Promissory Note, by Generation Hemp, Inc. with Gary C. Evans as holder, dated July 1, 2022 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 19, 2022 (file number 333-176154))

10.18	Amended and Restated Subordinated Promissory Note, by Generation Hemp, Inc. with Gary C. Evans as holder, dated July 1, 2022 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 19, 2022 (file number 333-176154))

10.19	First Amendment to Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.20	Asset Purchase Agreement, dated March 7, 2020, by and among, Generation Hemp, Inc., GENH Halcyon Acquisition, LLC, Oz Capital, LLC, OZC Agriculture KY LP, Halcyon Thruput, LLC, and the owners set forth therein (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on December 15, 2020 (file number 333-176154))

10.21	Subscription Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021 (file number 000-55019))

10.22	Guaranty Agreement by Generation Hemp, Inc. in favor of Coventry Asset Management (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.23	Letter Agreement, dated November 11, 2021, with Coventry Asset Management, LTD (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 (file number 000-55019))

10.24	Letter Agreement, dated March 7, 2022, with Coventry Asset Management, LTD (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.25

Letter Agreement, dated May 11, 2022, with Coventry Asset Management, LTD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on May 23, 2022 (file number 333-176154))

10.26	Letter Agreement, dated July 31, 2022, with Coventry Asset Management, LTD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 19, 2022 (file number 333-176154))

10.27	Unsecured Promissory Note, dated August 11, 2021, with Gary C. Evans as holder (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021 (file number 000-55019))

10.28	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated August 30, 2021, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2021 (file number 000-55019))

10.29	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated September 9, 2021, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2021 (file number 000-55019))

10.30	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated September 28, 2021, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021 (file number 000-55019))

10.31	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated November 11, 2021, with Gary C. Evans as holder (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 15, 2021 (file number 000-55019))

10.32	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated January 1, 2022, with Gary C. Evans as holder (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.33	Amended and Restated Promissory Note, by Generation Hemp, Inc., dated May 19, 2022, with Gary C. Evans as holder (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on May 23, 2022 (file number 333-176154))

10.34	Amended and Restated Promissory Note by Generation Hemp, Inc. with Gary C. Evans as holder, dated July 1, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 19, 2022 (file number 333-176154))

10.35	Amended and Restated Convertible Promissory Note by Generation Hemp, Inc. with Gary C. Evans as holder, dated September 30, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed on November 14, 2022 (file number 333-176154))

10.36	Unsecured Promissory Note, dated March 18, 2022, with Investment Hunter, LLC as holder (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.37	Amended and Restated Unsecured Promissory Note, dated May 19, 2022, with Investment Hunter, LLC as holder (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on May 23, 2022 (file number 333-176154))

10.38	Revised and Extended Unsecured Promissory Note with Investment Hunter, LLC as holder, dated July 1, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 19, 2022 (file number 333-176154))

10.39	Revised and Extended Unsecured Promissory Note, dated September 30, 2022, with Investment Hunter, LLC as holder, dated September 30, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed on November 14, 2022 (file number 333-176154))

10.40#	Term Employment Agreement with Jack Sibley (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.41#	Term Employment Agreement with Watt Stephens (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 15, 2021 (file number 000-55019))

10.42	Note Contribution Agreement, dated March 9, 2021, among Energy Hunter Resources, Inc., Satellite Overseas (Holdings) Limited, and Generation Hemp, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2021 (file number 000-55019))

10.43	2021 Form of Common Stock and Warrant Subscription Agreement of Generation Hemp, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2021 (file number 000-55019))

10.44#	Form of Incentive Stock Option Agreement under 2021 Omnibus Incentive Plan (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.45#	Form of Non-Qualified Stock Option Agreement under 2021 Omnibus Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.46#	Form of Restricted Stock Award Agreement under 2021 Omnibus Incentive Plan (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.47#	Form of Restricted Stock Units Award Agreement under 2021 Omnibus Incentive Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.48#	Form of Stock Appreciation Right Grant Agreement under 2021 Omnibus Incentive Plan (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 12, 2022 (file number 333-176154))

10.49**	Form of Subscription Agreement for Series C Redeemable Convertible Preferred Stock

10.50**	Letter Agreement, dated April 27, 2023, with Coventry Asset Management, LTD

10.51**	Secured Promissory Note, dated April 19, 2023, made by Razorback I, LLC, in favor of Michael A. McManus and Gary C. Evans

10.52**	Guaranty Agreement by Evergreen Sustainable Enterprises, Inc. in favor of in favor of Michael A. McManus and Gary C. Evans

21**	List of Subsidiaries of the Company

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Exhibit filed herewith

#	Constitutes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN SUSTAINABLE ENTERPRISES, INC. (FORMERLY GENERATION HEMP, INC.) (Registrant)

DATE: May 18, 2023	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer